Form 10QSB
period 2005-09-30
LAURIER INTERNATIONAL INC
filed 2005-12-06
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended September 30, 2005

                        Commission File Number 333-100259


                           LAURIER INTENATIONAL, INC.
                 (Name of small business issuer in its charter)


       Delaware                                                 52-2286452
(State of incorporation)                                (IRS Employer ID Number)


                             101-1870 Parkinson Way
                           Kelowna, BC, Canada V1Y 8C9
                                  250-712-9354
          (Address and telephone number of principal executive offices)


                              Robert C. Weaver, Jr.
                                 721 Devon Court
                            San Diego, CA 92109-8007
                                 (858) 488-4433
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,501,000 shares of Common Stock outstanding as of Sept. 30, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 9 months ended September 30, 2005, prepared by the company, immediately follow.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                      September 30,        December 31,
                                                                          2005                2004
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     708           $     727
  Accouts Receivable                                                          643                  --
  Web site                                                                  2,098               2,098
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                        3,449               2,825

NET PROPERTY & EQUIPMENT                                                    1,053               1,582
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $   4,502           $   4,407
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      $   4,500           $  19,750
  Note payable - (A Related Party)                                         32,109              32,109
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  36,609              51,859
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    36,609              51,859

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 5,501,000 shares outstanding as of
   September 30, 2005 and December 31, 2004)                                  550                 550
  Additional paid-in capital                                              120,098              92,566
  Deficit accumulated during development stage                           (152,755)           (140,568)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (32,107)            (47,452)
                                                                        ---------           ---------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $   4,502           $   4,407
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                           March 8, 2000
                                   Nine Months        Nine Months                           (Inception)
                                     Ended              Ended            Year Ended          through
                                  September 30,      September 30,       December 31,      September 30,
                                      2005               2004               2004               2005
                                   ----------         ----------         ----------         ----------
REVENUES
  Revenues                         $    1,238         $       --         $      485         $    1,723
                                   ----------         ----------         ----------         ----------
TOTAL REVENUES                          1,238                 --                485              1,723

OPERATING COSTS
  Administrative expenses              12,896              6,001             11,076            151,994
  Depreciation                            529                528                707              2,484
                                   ----------         ----------         ----------         ----------
TOTAL OPERATING COSTS                  13,425              6,529             11,783            154,478
                                   ----------         ----------         ----------         ----------

NET INCOME (LOSS)                  $  (12,187)        $   (6,529)        $  (11,298)        $ (152,755)
                                   ==========         ==========         ==========         ==========

BASIC EARNINGS (LOSS) PER SHARE    $    (0.00)        $    (0.00)        $    (0.00)
                                   ==========         ==========         ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          5,501,000          5,501,000          5,501,000
                                   ==========         ==========         ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
            From March 8, 2000 (inception) through September 30, 2005
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --

Stock issued for cash on August 1,
2000 @ $0.0001 per share                 5,000,000            500                                         500

Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ==========     ==========     ==========    ==========     ==========
Stock issued for cash on March 16,
2001 @ $0.15 per share                     231,000             23         34,627                       34,650

Stock issued for cash on May 1,
2001 @ $0.15 per share                       5,000                           750                          750

Stock issued for cash on June 8,
2001 @ $0.15 per share                      20,000              2          2,998                        3,000

Stock issued for cash on July 18,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on August 2,
2001 @ $0.15 per share                     110,000             11         16,489                       16,500

Stock issued for cash on August 13,
2001 @ $0.15 per share                      50,000              5          7,495                        7,500

Stock issued for cash on September 7,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on October 25,
2001 @ $0.15 per share                      15,000              2          2,248                        2,250

Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
2002 @ $0.15 per share                      50,000              5          7,495                        7,500

Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213

Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000     $      550     $   87,313    $ (129,270)    $  (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253

Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000     $      550     $   92,566    $ (140,568)    $  (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532

Net loss, September 30, 2005                                                           (12,187)       (12,187)
                                        ----------     ----------     ----------    ----------     ----------

BALANCE, SEPTEMBER 30, 2005              5,501,000     $      550     $  120,098    $ (152,755)    $  (32,107)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 8, 2000
                                                            Nine Months     Nine Months                    (Inception)
                                                               Ended          Ended         Year Ended       through
                                                            September 30,  September 30,   December 31,    September 30,
                                                                2005           2004            2004            2005
                                                             ---------      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (12,187)     $  (6,529)      $ (11,298)      $(152,755)
  Adjustments to reconcile net loss to net cash
   provided (used in) by operating activities:
     Depreciation expense                                          529            528             707           2,484
  Changes in operating assets and liabilities:
     (Increase) decrease accounts receivable                      (643)            --              --            (643)
     (Increase) decrease in web site                                --             --              --          (2,098)
     Increase (decrease) in accounts payable                   (15,250)         4,500           6,000           4,500
                                                             ---------      ---------       ---------       ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (27,551)        (1,501)         (4,591)       (148,512)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                               --             --              --          (3,537)
                                                             ---------      ---------       ---------       ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --             --              --          (3,537)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                      --             --              --             550
  Additional paid- in capital                                   27,532          1,754           5,253         120,098
  Note payable - (a related party)                                  --             --              --          32,109
                                                             ---------      ---------       ---------       ---------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      27,532          1,754           5,253         152,757
                                                             ---------      ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH                                    (19)           253             662             708

CASH AT BEGINNING OF PERIOD                                        727             65              65              --
                                                             ---------      ---------       ---------       ---------
CASH AT END OF PERIOD                                        $     708      $     318       $     727       $     708
                                                             =========      =========       =========       =========
SUPPLEMENTAL  CASH FLOWS DISCLOSURES:
  Cash paid during period for interest                       $      --      $      --       $      --
                                                             =========      =========       =========
  Cash paid during period for income taxes                   $      --      $      --       $      --
                                                             =========      =========       =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on March 8, 2000, under the laws of the State of Delaware, as Laurier International, Inc. The Company operates through its wholly owned subsidiary, Geotheatre Productions, Inc. They develop, design, produce and market a unique collection of Educational Learning Resources based primarily on kinesthetic, hands-on learning techniques in Geography and Social Studies for the primary and elementary grades. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31, year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

C. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Laurier International, the parent Company, and Geotheatre Productions, Inc. Geotheatre is a wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

D. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

E. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

F. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in the developing, designing, and marketing of its unique collection of educational learning resources based primarily on kinesthetic, hands on learning techniques in geography and social studies.

G. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

H. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

I. REVENUE RECOGNITION

The Company recognizes revenues and the related costs for their unique collection of Educational Learning Resources and other services along with product sales when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

NEW ACCOUNTING PRONOUNCEMENTS:

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. TANGIBLE ASSET - WEB SITE

The amount represents the cost the Company incurred to set up their web site. The Company has deferred taking amortization on the asset until they begin to generate income.

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $152,755 during the period of March 8, 2000 (inception) to September 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 5. GOING CONCERN (CONTINUED)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                               September 30,      December 31,
                                                   2005              2004
                                                 -------           -------
     Office Equipment                            $ 2,321           $ 2,321
     Equipment                                     1,216             1,216
                                                 -------           -------

        Total Property and Equipment               3,537             3,537

     Less: Accumulated Depreciation               (2,484)           (1,955)
                                                 -------           -------

        Net Property and Equipment               $ 1,053           $ 1,582
                                                 =======           =======

Depreciation expense for the nine months ended September 30, 2005 was $529.

NOTE 7. NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of December 31, 2004 there is an outstanding balance of $32,109.

On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. Subsequently, on September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005.

On September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 8. INCOME TAXES

                                                        As of September 30, 2005
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 47,825
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    47,825
     Valuation allowance                                         (47,825)
                                                                --------

     Net deferred tax assets                                    $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. SCHEDULE OF NET OPERATING LOSSES

     2000 Net Operating Income                                  $       0
     2001 Net Operating Loss                                      (47,341)
     2002 Net Operating Loss                                      (46,364)
     2003 Net Operating Loss                                      (35,565)
     2004 Net Operating Loss                                      (11,298)
     2005 Net Operating Loss (nine months)                        (12,887)
                                                                ---------

     Net Operating Loss                                         $(152,755)
                                                                =========

As of September 30, 2005, the Company has a net operating loss carryforward of approximately $152,755, which will expire 20 years from the date the loss was incurred.

NOTE 10. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On August 1, 2000 the Company issued 5,000,000 shares of common stock for cash at $0.0001 per share.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            As of September 30, 2005


NOTE 10. STOCK TRANSACTIONS (CONTINUED)

On March 16, 2001 the Company issued 231,000 shares of common stock for cash at $0.15 per share.

On May 1, 2001 the Company issued 5,000 shares of common stock for cash at $0.15 per share.

On June 8, 2001 the Company issued 20,000 shares of common stock for cash at $0.15 per share.

On July 18, 2001 the Company issued 10,000 shares of common stock for cash at $0.15 per share.

On August 2, 2001 the Company issued 110,000 shares of common stock for cash at $0.15 per share.

On August 13, 2001 the Company issued 50,000 shares of common stock for cash at $0.15 per share.

On September 7, 2001 the Company issued 10,000 shares of common stock for cash at $0.15 per share.

On October 25, 2001 the Company issued 15,000 shares of common stock for cash at $0.15 per share.

On March 1, 2002 the Company issued 50,000 shares of common stock for cash at $0.15 per share.

As of September 30, 2005 the Company had 5,501,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2005:

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized;
          5,501,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $13,425 for the nine months ended September 30, 2005 and $6,529 for the nine months ended September 30, 2004. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the nine months ended September 30, 2005 and 2004 were $12,187 and $6,529, respectively. Revenues for the nine months ended September 30, 2005 and 2004 were $1,238 and $0, respectively.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $708 at September 30, 2005 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

DESCRIPTION OF BUSINESS

All products in the Geotheatre Productions Inc. portfolio are written resources that were originated and developed by John & Katherine Bracey. These written resources were designed to create a learning outcome for students and to produce a physical map of the world called a Geotheatre. These resources consist of The Geotheatre Map Grid System, Musical Continents & Oceans, One, Two Three, What's Under Me?, Relative Information, N.E.W.S. - Introduction to Direction, CARD-ography, Flags of the World, Treasure Map (Explorer), Geo-Facts, Distance, Time & You, Country Scramble, Time Zone, The Navigator Series, Longitude &
Latitude: Intro to Mapping, The Performances: Geo-Discover and I'm a Fisher, I'm a Farmer. Prior to the formation of Geotheatre, the name "Ground Works" was briefly used as a potential banner for a company to be formed in the future. At that time, under the banner of "Ground Works", John and Katherine Bracey conducted personal interviews with area school principals to determine the market acceptability of a new outdoor playground environment named the "Amplaytheatre". This concept was, as the name implies, similar to an amphitheatre. The structure was quite large in size; 30 ft. wide by 45 ft. long by 15 ft. high, to be constructed in a semi-circle of seating with its own stage and facilitated many hands-on educational components on its external wall. The survey gave us two major problems to consider. One was size and the other was insurance.

The Braceys then went back to the drawing board and came up with the concept of creating a large map of the world, 20 ft. wide by 40 ft. long by 18 inches high and have the continents of the world painted in bright colours and the countries outlined. During the summer of 1995, with the approval of the South Okanagan School District, the Braceys constructed a Geotheatre prototype in British Columbia. Opening ceremonies featured a class performance demonstrating one of the Geotheatre Learning Resources. Armed with pictures and testimonials, The Braceys embarked on a survey of 13 school districts and dozens of educators throughout the lower mainland of British Columbia, Vancouver, Island, and the Interior. The responses were all positive but some questions, primarily insurance and vandalism issues caused the Braceys to rethink the product. By the spring of 1997, the basic curriculum learning resources were outlined and a special section was created that was the Map Grid System for custom creating the Geotheatre in whatever size was required. The Braceys, whenever time allowed, spent the next three years formalizing and rewriting the product manual, attempting to make the Grid System simple to use and to ensure that the Geography and Social Studies based Learning Resources were educator friendly and complied with grade specific Learning Outcomes.

There is a growing recognition within the education industry that learning is achieved through various vehicles. The traditional source for learning, which is the educator relaying knowledge through verbal and written exercises, is giving way, at various stages in a student's growth, to a deeper understanding for alternative instructional strategies. Fundamentally, these strategies are defined by seven categories:

     1. Linguistic - the use of storytelling, discussion and written assignments.
     2.   Kinesthetic - the use of role-play, dance and hands on tasks.
     3. Logical/mathematical - the production of systemic strategies to interpret & solve problems, the design of experiments and lab projects.
     4.   Visual - use and creation of art, maps, films, photos and board games.
     5. Musical - the use of song, chants and rhythmical patterns for understanding and creative endeavors.
     6. Interpersonal - use of group situations, structures & meetings with role-playing & conflict management strategies, mentoring/tutoring programs.
     7. Intrapersonal - goal setting, self-assessment, personal analysis, emotional processing and identification of personal values.

GEOTHEATRE PRODUCTIONS' product line contains all the preceding elements in one Module or another and in some cases several combinations which are all governed by the principle of 'performance learning.'

We will supply products that fill a market niche within the Education industry primarily in the Social Studies area focusing on Geography; and for daycares, provide visible outdoor 'play and learn' environments with little or no insurance costs.

PRODUCT DEVELOPMENT

The development of these products has been ongoing over several years by John and Katherine Bracey. Preliminary research started with a progression of product prototypes leading to today's finished product and a web page storefront. With the research and development phase over, product marketing can now commence into the North American market place.

In 1993 personal interviews were conducted with ten school principals to determine the market acceptability of a new outdoor playground environment named the "Amplaytheatre". This product was, as the name implies, similar to an amphitheatre. The structure was quite large in size: 30 ft. wide by 45 ft. long by 15 feet high, constructed in a semi circle of seating with its own stage and facilitated many hands on educational components on its external wall. The survey gave us 2 major problems to consider, one size and the other - insurance.

The reproduction of a large world map using the Map Grid System, fundamentally follows the same process that many children learn in primary school. They take a cartoon character and draw a square grid system over it, then change the scale of the grid that they have produced to replicate a larger or smaller size character. This example is part of the Map Grid System Learning Resource and a class exercise prior to actual map reproduction. Once the Map is completed the individual learning resources help direct the educator in specific tasks appropriate to different age levels, such as Musical Continents and Oceans for kindergarten/grade 1. Here students are encouraged to hop or dance over the world map while music is being played. When the music is stopped the students are asked to relay to the rest of the class the name of the continent or ocean they are standing on. At the grade 5/6 level, the students are taught to navigate through the Navigator series, by using heal to toe movements across the oceans using various levels of direction starting with forward backward, left and right and advancing with the use of a protractor to number of degrees north, east, west and south. The resources further include Performance based scripts that stimulate and guide the student to investigate various places, people and things of interest to them around the world. Once this information is collected in the required format, it is then relayed as part of a social studies performance back to the rest of the class or school. This takes place while standing on the Geotheatre Map at the location of their specific subject. The performance aspects of the Geotheatre products introduce public speaking at a very young age.

They went back to the drawing board and came up with the concept of creating a large map of the world, 20 ft. wide by 40ft. long by 18 inches high. This map of the world would be constructed of wood, raised on a platform 18 inches high and have the continents of the world painted in bright colors and the countries outlined. During the summer of 1995, with the approval of the South Okanagan School District and the encouragement of the school's principal, Mr. Phil Rathjen, we constructed the GEOTHEATRE at Okanagan Falls Elementary School in Okanagan Falls. Opening ceremonies featured a class performance demonstrating one of the GEOTHEATRE Learning Resources. Armed with pictures and testimonials we embarked on a survey of 13 school districts and dozens of educators throughout the lower mainland of British Columbia, Vancouver Island, and the Interior. The responses were all positive but some questions caused us to rethink the product.

By the spring of 1997 the product was well defined. It was a hundred page manual containing grade specific learning resources and a special section that was the Map Grid System for custom creating the GEOTHEATRE in whatever size was wanted. In June of 1997, Glenfir Private School, located in Summerland, British Columbia, created the first GEOTHEATRE Map using our grid system. Feedback from the participating educators and the students themselves was very positive and once again encouraging.

They spent the next couple of years making the Grid System simple to use and ensuring that the Geography and Social Studies based Learning Resources were educator friendly and complied with Ministry of Education grade specific Learning Outcomes.

GEOTHEATRE Map Grid System and Learning Resource Modules

The GEOTHEATRE Map Grid System and Learning Resource Modules are a new line of geography based performance teaching tools that will be marketed to educational institutions catering to the primary grades K-7. In addition the products will be marketed to educational institutions dealing with the primary grades K-7 and the educators who teach our children in public schools, private schools and daycares.

The Geotheatre Map Grid System is fundamentally like a set of construction plans with built in teaching systems to provide a physical finished product and a Geography based Social Studies lesson. It enables the educator and the students to create a large map of the world called the GEOTHEATRE. The Learning Resource Modules can be used in conjunction with the GEOTHEATRE or by themselves. The end result is to help students discover and enjoy Geography and Social Studies through learning about places, things and people in our world through 'performance learning'.

All modules come with an instructional sheet or sheets that provide educator friendly information on Prep Time, Procedure, Learning Outcomes, Recommended Grade Level, Subjects Addressed, Equipment needed and Suggestions. The number of pages and content vary for each module. The GEOTHEATRE Map Grid System requires the additional purchase of painting supplies suitable to the selected surface.

The GEOTHEATRE Map Grid System and the Learning Resource Modules are kinesthetic (hands on) tools designed to instill spatial concepts such as location, distance, region, area, scale, direction and time. Studies have shown that retention of facts learned through the kinesthetic approach are in the 80% range compared to 20% for traditional methods such as reading and computer studies (source: The Learning Pyramid - Retention rates and learning styles from the NTL Institute, 300 North Lee Street, Suite 300, Alexandria Virginia 22314-2607). The Modules introduce strategies that, through ' performance learning and purposeful play', teach Geography, Language Arts, Mathematics, Fine Arts, Theatre Arts and Team Work.

STRATEGIC ADVANTAGES

The British Columbia Ministry of Education announced that "Social Studies is in Crisis" and there is a pointed effort by the Ministry to fill the gap in all segments of the Social Studies Curriculum including Geography, which positions GEOTHEATRE PRODUCTIONS in a most positive situation. In addition, over the past four years, the Ontario government sponsored an Education Improvement Commission, which released its final report The Road Ahead - a report on improving student achievement. Its first cornerstone is "First, we must make sure our children come to school ready to learn. We believe a sizable investment in early childhood education will pay huge dividends in the future."

Daycares are constantly looking for new ways to show parents that their children are being well looked after both physically and academically. Once again the GEOTHEATRE Map Grid and Learning Resource Modules offer a high profile visual learning environment that is fun and educational.

In the construction of the large map of the world through the Grid System, student, educator and parent volunteer participation can take place in all facets of the construction. This shared creative process also instills a sense of ownership which, in both the long and short term, will result in student self policing of the end product, the GEOTHEATRE. This means that other students who consider defacing or vandalizing the GEOTHEATRE will be faced with their peer group's sense of pride.

The GEOTHEATRE's colorful presence and use in any school in a school district will result in the parents, students and educators in the other schools wanting a GEOTHEATRE for their own school. One sale will return many.

PRODUCTION

The product line, owned by Geotheatre Productions Inc., consists of written material on computer disc that will enable the production of printed materials and the reproduction of scale maps used to create a Geotheatre for use in the schoolyard. One of the Learning Resources Modules, the GEOTHEATRE Map Grid System, consists of 23 pages of written and graphical materials and 7 pages of grid/map materials. The other 16 Learning Resource Modules average 6 pages of printed materials. Production, upon receipt of an order, relies on in-house printers to produce product for shipment. Our current equipment can produce the product and includes a large memory capacity Pentium computer with pertinent desktop publishing and graphic programs, printer, scanner, phone, fax, photocopier and general office furniture and supplies.

CUSTOMERS

GEOTHEATRE PRODUCTIONS will sell its line of geography based Learning Resource Modules to Public Schools, Independent Schools and Private & Corporate Daycares. The buying decision for the GEOTHEATRE Map Grid System will lie in the hands of schools on the recommendation of educators who specialize in Geography/Social Studies.

MARKETING

The GEOTHEATRE marketing approach is that one of the most precious commodities is an educator's time, and the amount of preparation time that they require for each class is a primary consideration factor in determining what products they buy.

We provide grade specificity, estimated amount of time to prepare, materials needed, procedure to be followed and most important of all, the learning outcomes derived by each Learning Resource. It is expected that information about Geotheatre products will spread through the North American education community as a result of press releases to related associations and trade publications providing reference back to the Geotheatre.com web page, which has been accessible for since August 2002 for review and testing. The site became fully operational in December 2002 and our products are available for purchase. The additional web addresses, www.geotheater.com, www.geotheatre.com, www.nopreptime.com, all electronically direct a web browser to the Geotheatre.com web site.

Entry into the United States market through direct mail, e-mail and trade shows to gain the attention of its over 150,000 public elementary/middle schools, its 30,000 private independent schools and a vast nursery daycare industry with well over a 100,000 registered facilities is the backbone of the marketing strategy.

Initially, GEOTHEATRE PRODUCTIONS will conduct selected market specific introduction though direct mail with promotional video and brochures/price lists. At the same time, a mass institution focused e-mailing campaign will be undertaken with direction to free sample Learning Resource in exchange for visiting the Geotheatre web page. Networking through Education Committees, professional/business associations and trade shows is expected to produce sales contacts and allies in the industry.

The majority of our business is expected to be conducted through e-mail, direct mail and fax. The domination of e-mail business is anticipated because the principle customers are schools and educators, one of the most knowledgeable and advanced user groups of computer services.

ADVERTISING AND PROMOTION

Advertising and promotion will be undertaken through completing "calls for product" in the Education/Teacher trade publications. Calls for product are a common way for educational jurisdictions such as State or Provincial curriculum boards or advisors to request new subject and grade specific resources to be submitted for consideration for potential inclusion as authorized learning resources. The use of public press releases will be used to announce the product line and the location of our web site. Articles with photos suitable for glossy trade specific magazines will be written and distributed.

It is anticipated that at least four major trade shows will be attended during the first 18 months of operation. These will include two at the National Council for Geographic Education and one each for Independent Schools and Daycare Associations.

E-mail communication with 'e-zines' (internet newsletters) and Educational Daycare Associations will be an ongoing daily sales initiative

PRICING

The full package price of $450.00 is not a significant burden on a learning resource budget for any school considering the extensive benefits and learning outcomes derived from the total package of the GEOTHEATRE Map and Learning Resource Modules.

The other 16 Learning Resource modules are priced from $6.00 to $49.00. Each Module represents a unique method for the educator to attain a prescribed learning outcome through performance learning and kinesthetic activities. The Learning Resource Modules are designed to be educator friendly and cut down on the educator's own valuable preparation time.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 30, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-l00259.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31, year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

C. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

D. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts in the development of its plan to market and sell proprietary human resource database services to companies in the building, architectural, and construction industries.

F. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

G. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions ("SFAS 153"). This statement amends APB

Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-l00259, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------
        3.1           Articles of Incorporation*
        3.2           Bylaws*
        31.1          Sec. 302 Certification of Principal Executive Officer
        31.2          Sec. 302 Certification of Principal Financial Officer
        32.1          Sec. 906 Certification of Principal Executive Officer
        32.2          Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 5, 2005                Laurier International, Inc., Registrant

                                By: /s/ John Bracey
                                   ------------------------------------
                                   John Bracey, President and Chief
                                   Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 5, 2005                Laurier International, Inc., Registrant

                                By: /s/ John Bracey
                                   ------------------------------------
                                   John Bracey, President and Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer