Form 10KSB
period 2005-12-31
LAURIER INTERNATIONAL INC
filed 2006-04-14
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

As of December 31, 2005, the registrant had 5,501,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                               1
Item 2.  Description of Property                                              11
Item 3.  Legal Proceedings                                                    11
Item 4.  Submission of Matters to a Vote of Securities Holders                11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 11
Item 6.  Management's Discussion of Analysis or Plan of Operation             13
Item 7.  Financial Statements                                                 16
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  16
Item 8A. Controls and Procedures                                              16

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons         17
Item 10. Executive Compensation                                               19
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          20
Item 12. Certain Relationships and Related Transactions                       20
Item 13. Exhibits                                                             22
Item 14. Principal Accountant Fees and Services                               22

Signatures                                                                    23

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

BUSINESS HISTORY

     We were incorporated under Delaware law on March 8, 2000. We operate through our wholly owned subsidiary, Geotheatre Productions, Inc., incorporated in Delaware on March 12, 2001.

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

INDUSTRY BACKGROUND

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

     The Ministry of Education in British Columbia describes "Social Studies as in a state of Crisis with a lamentable supply of innovative and stimulatory resources for teachers." GEOTHEATRE products not only fill this gap, but also provide the start of a conduit for curriculum based teaching tools in all subjects to assist educators with the more conventional textbooks and exercises.

PRODUCTS AND SERVICES

     We will supply products that fill a market niche within the Education industry primarily in the Social Studies area focusing on Geography; and for daycares, provide visible outdoor 'play and learn' environments with little or no insurance costs.

     GEOTHEATRE PRODUCTIONS. What's in a name? GEO refers to Geography, which is the foundation on which our Educational Learning Resources are built. THEATRE...refers to the large-scale map of the world that is created by the Map Grid System, which is the theatrical stage on which to perform the Learning Resources.

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

INSURANCE AND RISK CONSIDERATIONS

     The insurance industry, over the past two decades, has become very conservative with regards to extending coverage for children's playground environments. Insurance rates in various jurisdictions can vary considerably, however the major concerns in the industry seem to be "can a child fall off of it and hurt themselves or move it and hurt themselves or another child?". The Geotheatre as a map applied to an existing surface, does not represent a change in a physical sense and is therefore not a structure that can be moved or jumped from. Paint for the map surface is not supplied as part of the product. A recommendation is included in the Map Grid System that suggests that the purchaser consult with a local paint expert with regard to the appropriate paint to be used for the specific surface. Liability for the paint used would rest in the hands of the paint manufacturer and retailer. Insurance costs to Geotheatre do not therefore include those generally associated with playground equipment or structures.

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

     Statistics Canada reports that there are 13,900 public elementary and middle schools in Canada and 2,980 private/independent schools. The educator market in Canada is approximately 255,000 public school educators, 45,000 independent school educators and 10,000 registered daycare administrators.

     The Houghton Mifflin Almanac reports for the United States an estimated 150,000 public elementary/middle schools and 30,000 private/independent schools. The vast market of nursery/daycare tops well over 100,000 registered facilities. These organizations represent our North American institutional/corporate market.

     The U.S. Department of Education estimates that approximately $389 billion was spent in the United States during the 1999-2000 school year in the K-12 sector. The U.S. Department of Education also estimates that during the 1999-2000 school year 53.5 million students were enrolled in over 111,000 public and private K-12 schools in more than 15,000 school districts.

PURCHASING POLICIES

     Within some school systems, educators are free to purchase individual resources on impulse as long as the Learning Outcomes comply with preset curriculum and they have enough funds within their own budget, or the school's resource budget. In most school systems, however, the decision to purchase resources lies with a resource manager or committee and may require approval for new materials at several levels. This is particularly true in the public system.

     Independent Schools are usually more prompt with a purchase decision. Therefore, because of the colorful high profile visibility of a GEOTHEATRE and its affordable cost, it is estimated that in private facilities, both Daycares and Independent Schools, the GEOTHEATRE will be seen as not only a learning resource, but as an alternative to standard playground equipment which over the last two decades has become extremely expensive and requires significant maintenance and high cost public liability insurance.

     We foresee and understand that one of the weaknesses in dealing with the public School System with regard to the GEOTHEATRE MAP GRID SYSTEM is that the public system operates on a consensus decision making process. Most decisions on products that have a physical presence are made by committee at the school or district level, and therefore, lead-time may be 3 to 6 months, even possibly for next year's budget. We have reflected this situation in our cash flow. While we are waiting for the public system to make its purchasing decisions, we will be concentrating on independent schools and daycares that have more immediate decision making abilities.

MARKETING

     The GEOTHEATRE marketing approach is that one of the most precious commodities is an educator's time, and the amount of preparation time that they require for each class is a primary consideration factor in determining what products they buy.

     We provide grade specificity, estimated amount of time to prepare, materials needed, procedure to be followed and most important of all, the learning outcomes derived by each Learning Resource. It is expected that information about Geotheatre products will spread through the North American education community as a result of press releases to related associations and trade publications providing reference back to the Geotheatre.com web page, which has been accessible for since August 2002 for review and testing. The site became fully operational in December 2002 and our products are available for purchase. The additional web addresses, www.geotheater.com, www.geotheatre.com, www.nopreptime.com, all electronically direct a web browser to the Geotheatre.com web site. The Geotheatre.com web site has not produced any sales to date.

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

     In British Columbia an elementary/middle public school resource budget is based on the student enrollment in any given year. The funding formula from the Ministry of Education varies only slightly from year to year.

     Unique or new learning resources may be acquired on behalf of the school through the Parents Advisory Councils, educators and sometimes through corporate donation.

     The other 16 Learning Resource modules are priced from $6.00 to $49.00. Each Module represents a unique method for the educator to attain a prescribed learning outcome through performance learning and kinesthetic activities. The Learning Resource Modules are designed to be educator friendly and cut down on the educator's own valuable preparation time.

COMPETITION

     The market for educational and training products and services is highly competitive and the Company expects that competition will continue to intensify. The Production of Learning Resources for the education community is mainly in the hands of major publishers such as Oxford University Press, Bantam, Doubleday Books, etc. These companies provide curriculum-based media to the school systems from which the educators extrapolate their lessons. These tend to be dry and basic. These books have historically been known as textbooks and the education industry has heavily relied on major publishers and organizations to update and keep these documents current with the changes in society.

     There are various organizations marketing to the school system, primarily through catalogues. Some well-known publications in Canada are Moyer's, Wintergreen, Pinetree, Exclusive and Carson-Dellosa. The United States has education focused catalogues that include E.T.A., Teaching Resource Center, Nasco and Exceptional Teaching Aides.

     While there are texts and maps and games in these catalogues that allude to similar educational results, there are no products that directly combine the benefits resulting from the use of visual, kinesthetic and oral learning techniques that the GEOTHEATRE Map Grid and Learning Resource Modules achieve through the benefits of 'performance learning.'

     The market niche for GEOTHEATRE Production's Product line is a segment that has traditionally been ignored by the major publishers for reasons of market economics. That is, one textbook is required for each student. Therefore, one sale to an educator is liable to equal at least 30 units, one per student. The GEOTHEATRE Products are not a textbook, but an instruction resource with lesson plans and teaching tools. They supply the mechanics for one lesson that can be copied for the whole class; therefore one sale per educator equals one unit, not
30. In the traditional marketplace with its substantial production and delivery costs, extensive lesson plans were seen as a costly extra; therefore, the publishing industry saw this as a waste of effort and declined to pursue it. Now, with the advent of mass e-marketing and with the delivery of information available through the Internet, a teacher may buy online an instruction resource for a class that can facilitate the learning of one outcome. The textbook may have twenty outcomes to be learned, resources therefore can potentially be developed to provide teaching tools for each outcome or a group of outcomes.

     A large map of the world in the form of a carpet can be purchased through major catalogues. These maps can vary in price from $2,000 to $5,000. This purchase provides a finished product without direction for its use by either educator or student. Whereas with the GEOTHEATRE Map Grid System, priced at $225 (plus the cost of paint), student participation can take place in all facets of the Map's construction, plus of course extensive educator friendly learning resources. The shared creative construction process also instills a sense of ownership which, in both the long and short term, will result in student self policing of the GEOTHEATRE. This means that other students considering defacing or vandalizing the GEOTHEATRE will be faced with their peer group's sense of pride. The uniqueness of the GEOTHEATRE is a definite strength in the marketplace. Although the Company believes that it was the first to offer this type of product line, there are no substantial barriers to entry in this market.

GOVERNMENT REGULATION

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

     Despite the fact that Geotheatre products produce a visually physical environment in the schoolyard, they are not a structure or thing and therefore do not fall under patent laws. However, from an intellectual property standpoint, they are written descriptive materials as might be found in a 'how-to' publication and therefore fall under the copyright laws in the United States, Canada and all other jurisdictions who are party to the Universal Copyright Convention. For example, the Geotheatre written learning resources obtain copyright protection as "original works of authorship*" under the category "literary works*' and the Maps and Plans created by the Geotheatre instructions fall under the category "pictorial, graphic and sculptural works*". "Copyright is secured automatically when the work is created and a work is 'created' when it is fixed in a copy of phonorecord for the first time. No publication or registration or other action in the copyright office is required to secure copyright.*"(*Copyright Office, Library of Congress, Washington D.C. 20559)

     Our management filed a Disclosure Document with the US Patent and Trademark Office on January 24, 1994, as evidence of the conception of the invention known as "The Geotheatre". This document was retained by the Office for two years and has expired.

     We cannot be sure that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate these rights. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If litigation is necessary to enforce our intellectual property rights or determine the scope of the proprietary rights of others, we may have to incur substantial costs or divert other resources, which could harm our business.

EMPLOYEES

     We currently have no employees. Our President, John Bracey, and our Director, Katherine Bracey, devote, respectively, approximately 60% and 80% of their workweek to our business.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

FACILITIES

     Our office is located at 101-1870 Parkinson Way, Kelowna, BC, Canada V1Y 8C9, on a monthly basis. This is the home office of our Chief Executive Officer. Our subsidiary, Geotheatre Productions, Inc. is being charged $500 per month for use of this location. This arrangement is expected to continue in the foreseeable future.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2005.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No trading market for our common stock has existed.

     We have no outstanding options, warrants to purchase, or securities convertible into, our common equity. All of the 5,501,000 shares of our common stock currently outstanding, including the 501,000 shares offered under this prospectus, are restricted securities issued under an exemption to the Securities Act. Currently, we have 5,501,000 shares that may be sold under Rule
144. Generally, Rule 144 under the Securities Act provides that, after one year, shareholders may sell, in any 3-month period, no more than the greater of one percent of the shares outstanding or the average weekly volume of trading for the four preceding calendar weeks. After holding for two years there are no numerical limitations except that directors, executive officers, and persons or entities that they control or who control them are considered "affiliates" and continue to be subject to those limitations, even if their shares are registered. Currently, affiliates own 5,000,000 of our common shares. The remaining 501,000 shares have been held for over two years and are not subject to any limitations on sale.

SHARES AVAILABLE UNDER RULE 144

There are currently 5,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 5,000,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). At the present time, the resale or transfer of the restricted shares of Common Stock is not permissible. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Our officers and directors, possessing 91% of our voting common stock, control significantly all of our activities and thus, may affect the determination of whether dividends are paid on to our stockholders.

HOLDERS

As of December 31, 2005, we have 5,501,000 Shares of $0.001 par value common stock issued and outstanding held by 40 shareholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $2,373 in revenue since inception and have incurred $158,778 in expenses through December 31, 2005.

The following table provides selected financial data about our company for the year ended December 31, 2005.

             Balance Sheet Data:         12/31/05
             -------------------         --------
             Cash                        $    718
             Total assets                $  2,147
             Total liabilities           $ 37,904
             Shareholders' equity        $  2,147

PLAN OF OPERATIONS

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

     There have been no research and development expenditures by the company for the past two years. A fully functional web site is running as Geotheatre's retail outlet.

     The benefits of expenditures in time and money to bring Geotheatre to this state will now be tested through a marketing strategy based on creating product awareness through media coverage and a personalized e-mail campaign. This campaign will be aimed at primary and elementary schools and social studies professionals. The attendance at 3 strategic industry trade shows which includes the 82nd Annual conference for the National Council for the Social Studies, the 82nd Annual National Association for Elementary School Principals Convention and Exposition and the British Columbia Parent Advisory Council Conference elicited a positive first reaction. A letter campaign and participation in e-discussion groups with new elementary teacher organizations and university publications is planned to discuss the benefits of Geotheatre's performance learning system and its potential effect on students' world geographic knowledge. The cost for the e-marketing campaign approach is minimal, with the computer programs and hardware necessary currently owned by Geotheatre. The management allowance draw is being deferred until sales revenue will allow for this cost.

     There is no expenditure plan. If no funding is received during the next twelve months, we will be forced to rely on funds loaned by the director and officer. Laurier International's officer and directors have verbally agreed to advance funds to the company to continue minimal operations until we are able to secure proper funding for our business plan.

     The officer and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific opportunity becomes available, they may face a conflict in selecting between the Company and the other business interest(s). The Company has not formulated a policy for the resolution of such conflicts. In such a restricted cash flow scenario, we would be unable to complete our business plan steps and would, instead, delay all cash intensive activities. Without necessary cash flow, Laurier International may be dormant during the next twelve months, or until such time as necessary funds could be raised through sources such as loans or form a private placement sale of our shares in the equity securities market.

     The company cannot anticipate the amount of money required to satisfy the need of cash requirements for the next twelve months. As of December 31, 2005, the company has $718 in cash on hand. No additional equipment is anticipated and no change in employees is expected.

     In order that Geotheatre Productions Inc. become revenue producing, with its new style of learning resource (hands on performance learning), it is necessary to create exposure amongst the education community and subsequently approach the decision makers who are able to pay for the product. In this regard, the first major step in this direction was the attendance at the National Association of Elementary School Principals (NAESP) 82nd annual conference as held in Anaheim, California, April 12th through 14th. Geotheatre exhibited its products at a booth and received requests for further information from over 80 elementary school principals. These leads came from elementary school principals from Florida to Alaska and the Dominican Republic to New South Wales, Australia. The follow-up on these leads is now in progress. The time frame for decision-making is based on the complexities of adding a new physical manipulative resource, that is, a playground addition for physical activity that produces learning outcomes in accordance with curriculum, such a purchase decision not only requires the principal and teachers agreement, but also the maintenance and possibly the school board approval and its application during the school year. The NAESP Conference was prepaid and represented a significant milestone in as much as the comments that we received were very encouraging and the requests for further information were spontaneous after a brief presentation. The years 2003-2005 represent a time when Geotheatre is attempting to get its message out to the industry by way of service announcements, magazine articles, targeted mail and one-on-one phone contact. This marketing approach, which we are calling the small step approach, is substantially based around specific events:

     1.   The preliminary responses to the product by decision makers
     2. The product adaptation based on responses and introduction of resulting specific marketing strategies
     3.   The receipt of actual orders

     The work and costs to move to the next phase are born by the principles, John and Katherine Bracey and fundamentally represent time and labor. If additional funding is needed, the company will look to the officers, directors and principle shareholders to provide the funding. There is no and will be no formal arrangement between the company and those that provide the supplemental funding until the time that product sales have generated income.

     Leads received from elementary school principals were in the form of business cards or email addresses left at our booth. In each of 84 cases a specific hard copy marketing package was put together and mailed to the personal attention of the specific individual. This follow up mailing was completed by May 2003 at cost of approximately $5.00 US per package plus labour. A subsequent reminder mailing and emailing will be undertaken at an approximate cost of $150.00 followed by a broader based email direct campaign to all 2,400 delegates in attendance at the National Association of Elementary School Principals Conference for the purpose of soliciting orders. The membership list with addresses of attendees at this conference was included with the exhibitors' package. Therefore the cost of this email campaign is limited to labour. Recent budgetary constraints within US Education Programs have reduced the opportunities for new products and have extended the lead-time for the purchase decision. It is understood that The Geotheatre products are judged in the marketplace based on the educational results and benefits gained from their use. Unlike a simple commodity, such as a broom or a computer virus program, the Geotheatre products effect cannot be judged until at least a year has passed and an assessment has been made at the school level. This is true of most learning resources, but particularly true in the case of a new learning approach, such as performance learning, the foundation of the Geotheatre products, accordingly the marketing phase has a slower result process than with a basic commodity. Bearing this in mind, the marketing plan is to infiltrate the educational media through the written word with newspaper and magazine articles prepared by John and Katherine Bracey and sent out as public service announcements concerning the benefits of performance learning as confirmed by the NTL institute and the need for geographic literacy as pointed out in the recent National Geographic Literacy Study. The potential sales strategy is a hands-on demonstration procedure to be accompanied with media coverage in specific locations through the middle of the school year, February, March and April when most schools have available time for professional development. It is the Bracey's intention to visit school districts in the southern United States such as Arizona, California, Nevada and new Mexico to provide a selected schools with a free Geotheatre, assist in the set up and guide the teachers through the necessary process so that a half a dozen school districts will have an operating Geotheatre with a knowledgeable staff available to assist with the production of other Geotheatres within their district once the obvious benefits are demonstrated. The anticipated expenditure plan for this marketing approach is as follows:

     *    Acquisition of towable trailer office/accommodation $5,000
     *    Automobile expenses $1,500
     *    Promotional gift package - full Geotheatre $250 x 6 = $1,500
     *    Postage, photocopying, etc. $500
     *    Management fees $3,000

Total estimated $11,500.00

     In considering the success or failure at the milestone events it is difficult to quantify a success or failure decision however, the voluntary offer of 80+ elementary school principal's cards with the request of further information at the NAESP Conference was perceived as a positive first step especially in light of their complaints concerning general funding cutbacks. The second step, the actual receipt of orders, would be judged very successful by management should 5% of the contacted decision makers produce positive results in the form of an actual order within 12 months of contact. In phase 3 the marketing plan is to infiltrate the United States educational media through the written word with articles prepared by John and Katherine Bracey concerning the benefits of performance learning as confirmed by the NTL Institute for Behavioral Science and the need for geographic literacy as pointed out in the recent National Geographic Society Literacy Survey, November 2002.

ITEM 7 - FINANCIAL STATEMENTS

     The audited financial statements for the year ended December 31, 2005 which are included in this annual report have been examined by Armando C. Ibarra, Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serve until their successor is duly appointed and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

            Name             Age                    Title
            ----             ---                    -----
     John Bracey             58    President, Chief Executive Officer, Director,
                                   Chief Financial Officer, Treasurer,
                                   Principal Accounting Officer, Secretary
     Katherine E. Bracey     50    Director

     The persons named above have held their offices/positions since inception of our Company. The officers and directors are our only officers, directors, promoters and control persons.

JOHN BRACEY

     He is the creative contributor to GEOTHEATRE PRODUCTIONS full product line. He too, has been instrumental in the development of all resources and continues to contribute to product upgrading and new product design. Having been trained as an accountant, Mr. Bracey's creative talents fought their way to the surface, but the learned accounting principles have proven very useful in dealing with all types of business matters. His appointment to and his involvement in several Ministry of Education Committees in British Columbia have been the source of many contacts, encouraging support and direct input from industry specialists, especially in the field of Social Studies and more specifically, Geography. These committees include the British Columbia Social Studies Overview Team, The Equivalency Working Group, The Standing Committee on Student Financial Assistance, The Transition Team (secondary to post secondary, published the directional document called "Moving On" for the B.C. Ministry of Education) and the Project Management Team for the Millennium Scholarship.

     Since May of 2001 and up to the present, Mr. Bracey has been Managing Director of a British Columbia registered non-profit society called Bravo Westside Society. This society is mandated with Community Development and Improvement for the area on the Westside of Okanagan Lake near the city of Kelowna. Mr. Bracey is an honorary participating Director of the Westbank & District Chamber of Commerce.

     Mr. Bracey has owned and operated several businesses in the past that include B&B Associates Ltd., a real estate company he founded in 1974 and sold in 1978, and Sunshine Innovations, a construction company he operated between 1974 and 1978. He has management experience with the provincial government of Manitoba and in several sectors of private industry. Currently, Mr. Bracey is under contract with the National Film Board of Canada to direct and co-produce the first in a series of animated videos aimed at the preschool market and teach a fundamental Social Studies lesson. John and Katherine Bracey wrote the first story in the series.

KATHERINE E. BRACEY

     She has many years of small business management and private sector jobs ranging from recording studio receptionist to executive secretary. Her general education includes high school and university programs. High school included basic business fundamentals such as bookkeeping, typing and general business courses. At the University of Winnipeg, she majored in Geography and minored in Economics. These courses helped to provide the basic background for her current endeavors.

     Mrs. Bracey's experience as an office manager included sales, product purchasing & ordering, print design & layout, employee management, accounts collection, basic bookkeeping, front desk reception, scheduling and a myriad of client and supplier interpersonal facilitating.

     From May 1998 to October 1999 Mrs. Bracey was employed as Manager for Lakeside Resort and Marina at Seclusion Bay Resort Westbank BC Canada. From November 1999 to May 2001 she was self-employed working on children's books, animated video and educational research projects. From June 2001 to the current date she has been employed as an administrative assistant for Bravo Westside Society, a non-profit society mandated for community development and improvement.

     The development of the Learning Resources, that are the product line for GEOTHEATRE PRODUCTIONS, has taken place over a period of 7 years. She has been involved in this process from its inception and has actively participated in all stages of research and development, including one-on-one interviews with school principals, face-to-face user surveys, and qualified mail surveys with response rates as high as 80%, and all phases of prototype construction.

THE BRACEY'S

     The Bracey's are married to each other.

     From June 1998 to December 1999 Mr. & Mrs. Bracey were managers of a resort property in Westbank, British Columbia, called Seclusion Bay Resort. Their responsibilities included managing and overseeing all facets of the operation including staffing, booking, and accounting, property maintenance planning and reporting to owners. From January 2000 to January 2001, the Braceys prepared a general research report for the National Film Board of Canada, which provided insight into `The Nature and Importance of Play' and its application and benefits to the film industry. Mr. and Mrs. Bracey also worked on a children's story, which is currently licensed to the National Film Board of Canada for the production of a short animated children's video. This video is geography based and after its completion is expected to be included as part of the Geotheatre Product line.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

                                  Annual Compensation                    Long Term Compensation
                              --------------------------------    ------------------------------------
                                                                   Awards                     Payouts
                                                                   ------                     -------
                                                      Other                     Securities
Name and                                             Annual       Restricted    Underlying              All Other
Principal                                            Compen-        Stock        Options/      LTIP      Compen-
Position              Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------              ----    ---------   --------   ---------    -----------     -------   ----------  ---------
John Bracey (1)       2005          0
President, Chief      2004          0
Executive Officer,    2003      9,000
Director, Chief       2002      9,000
Financial Officer,    2001      7,125 (2)
Treasurer, Secretary

Katherine Bracey (1)  2005          0
Director              2004          0
                      2003      9,000
                      2002      9,000
                      2001      7,125 (2)

Footnotes

(1)  Received a management draw of $750 per month
(2)  Year 2001 compensation represents 9.5 months

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2005, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder(s) listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

    Name and                         Amount and       Percent of       Class
   Address of                        Nature of          Before         After
   Beneficial                        Beneficial          the            the
     Owner                           Ownership         Offering       Offering
     -----                           ---------         --------       --------
John Bracey (1)                      3,000,000           54.5           54.5
101-1870 Parkinson Way
Kelowna, BC, Canada V1Y 8C9

Katherine E. Bracey (2)              2,000,000           36.4           36.4
101-1870 Parkinson Way
Kelowna, BC, Canada V1Y 8C9

Named Officers and                   5,000,000           90.9           90.9
Directors As a Group

----------
(1)  Officer, director, promoter and control person.
(2)  Director, promoter and control person.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John Bracey and Katherine Bracey, directors of the Issuer, are deemed promoters and control persons.

     Les Scott, a former director, is deemed a promoter. On August 1, 2000, Les Scott purchased 5,000,000 shares of our common stock from us at a purchase price of $0.0001 per share or a total of $500. At the time, he was a director of the company. Mr. Scott resigned as a director on September 6, 2000.

     In September 2000, in a private transaction, John Bracey purchased 5,000,000 Rule 144 shares at a price of $.0001 per share for a total of $500 from Les Scott. In turn, Mr. Bracey, in a private transaction, sold 2,000,000 shares to Katherine E. Bracey at a price of $.0001 per share for a total of $200.

     On March 13, 2001, the Braceys, as LICENSOR, granted Laurier International, as LICENSEE, an exclusive right to manufacture, sell, and otherwise use a list of products entitled "Geotheatre Educational Resources" throughout the United States and Canada. The basic terms of this agreement are as follows:

     Laurier International shall pay a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Educational Resources are used. In the event that such products are used by Laurier International directly, or are disposed of in another manner than sale, the royalty shall be calculated on the customary price for similar goods. In the event that any products made under the license are sold to a corporation that is controlled by or is a subsidiary of Laurier International, the royalty shall be determined by the re-sale price.

     The minimum annual royalty shall be $18,000.00 (eighteen thousand & 00/100 dollars). In the event that the minimum is not paid in the first three quarterly payments of each year, the outstanding funds shall be paid in the final quarter's payment. Sums shall not carry over from year to year unless an alternative remuneration is specifically agreed to in writing by Braceys.

     Royalties shall be paid on a quarterly basis. A report of sales shall accompany each payment. Payments are due no later than 15 days after the end of the quarter. Laurier International shall permit Braceys, and Licensor's agents' reasonable access to any and all of the records of Laurier International related to the calculation of royalties.

     Accountings will be considered final if the Laurier International receives no objection within 1-year following settlement.

     In the event of a dispute of any kind, the parties shall submit to binding arbitration under the British Columbia statute. The prevailing party shall pay for the cost of the arbitration. Interest shall accrue on any unpaid royalties at a rate of ten percent (10%) per annum.

     In the event of any improvement of the invention, these improvements shall be disclosed to Laurier International by Braceys, and Laurier International shall have the right to full use of the improvements.

     Braceys shall provide training and assistance to Laurier International as to the practice, use and marketing of the Geotheatre Educational Resource products.

     Braceys expressly forbids the use or marketing of any Geotheatre Educational Resource products by means in any way related to the pornographic industry. Evidence of such association in any way shall immediately render this agreement void and Laurier International liable for damages.

     This license may not be assigned or transferred by Laurier International except with the prior written approval of Braceys.

     Upon breach or default, Braceys may immediately terminate the license granted to Laurier International.

     Laurier International shall notify Braceys immediately as to any infringement of the intellectual property of which Laurier International may become aware.

     On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. On September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005. Subsequently, on September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006. As of December 31, 2005 there is an outstanding balance of $31,861.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                          Description
     ------                          -----------
     Exhibit 31.1      302 Certification of Chief Executive Officer
     Exhibit 31.2      302 Certification of Chief Financial Officer
     Exhibit 32.1      906 Certification of Chief Executive Officer
     Exhibit 32.2      906 Certification of Chief Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $1,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,400 during the year ended December 31, 2005.

For the year ended December 31, 2004, the total fees charged to the company for audit services were $1,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,400.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAURIER INTERNATIONAL, INC. (Registrant)


By: /s/ John Bracey
   ---------------------------------------------
   John Bracey, President


/s/ John Bracey                                                       4/10/2006
------------------------------------------------                      ---------
John Bracey, President (Chief Executive Officer)                         Date


/s/ John Bracey                                                       4/10/2006
------------------------------------------------                      ---------
John Bracey, Treasurer (Chief Financial Officer)                         Date


/s/ John Bracey                                                       4/10/2006
------------------------------------------------                      ---------
John Bracey, Principal Accounting Officer                                Date


/s/ John Bracey                                                       4/10/2006
------------------------------------------------                      ---------
John Bracey, Director                                                    Date


/s/ Katherine E. Bracey                                               4/10/2006
------------------------------------------------                      ---------
Katherine E. Bracey, Director                                            Date

                                ARMANDO C. IBARRA
                          Certified Public Accountants
                           A Professional Corporation


Armando C. Ibarra, C.P.A.                   Members of the California Society of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the of American Institute
                                            of Certified Public Accountants
                                            Registered with the Public Company
                                            Accounting Oversight Board


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Laurier International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Laurier International, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and for the period from March 8, 2000 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from March 8, 2000 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Armando C. Ibarra, CPA
----------------------------
Armando C. Ibarra, CPA

Chula Vista, Ca.
April 5, 2006

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                       December 31,        December 31,
                                                                          2005                2004
                                                                        ---------           ---------
                                    ASSETS

CURRENT ASSETS
  Cash                                                                  $     718           $     727
  Accounts receivable                                                         554                  --
  Web site                                                                     --               2,098
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                        1,272               2,825

NET PROPERTY & EQUIPMENT                                                      875               1,582
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $   2,147           $   4,407
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $   6,000           $  19,750
  Sales tax payable                                                            43                  --
  Note payable - (a related party)                                         31,861              32,109
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  37,904              51,859
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    37,904              51,859

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,501,000 shares outstanding
   as of December 31, 2005 and 2004)                                          550                 550
  Additional paid-in capital                                              120,098              92,566
  Deficit accumulated during development stage                           (156,405)           (140,568)
                                                                        ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (35,757)            (47,452)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   2,147           $   4,407
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                      March 8, 2000
                                                                                       (Inception)
                                           Year Ended            Year Ended              through
                                           December 31,          December 31,          December 31,
                                              2005                  2004                  2005
                                           -----------           -----------           -----------
REVENUES
  Revenues                                 $     1,888           $       485           $     2,373
                                           -----------           -----------           -----------

TOTAL REVENUES                                   1,888                   485                 2,373

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         17,725                11,783               158,778
                                           -----------           -----------           -----------

NET INCOME (LOSS)                          $   (15,837)          $   (11,298)          $  (156,405)
                                           ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE            $     (0.00)          $     (0.00)
                                           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   5,501,000             5,501,000
                                           ===========           ===========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
            From March 8, 2000 (inception) through December 31, 2005
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --

Stock issued for cash on August 1,
2000 @ $0.0001 per share                 5,000,000            500                                         500

Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 16,
2001 @ $0.15 per share                     231,000             23         34,627                       34,650

Stock issued for cash on May 1,
2001 @ $0.15 per share                       5,000                           750                          750

Stock issued for cash on June 8,
2001 @ $0.15 per share                      20,000              2          2,998                        3,000

Stock issued for cash on July 18,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on August 2,
2001 @ $0.15 per share                     110,000             11         16,489                       16,500

Stock issued for cash on August 13,
2001 @ $0.15 per share                      50,000              5          7,495                        7,500

Stock issued for cash on September 7,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on October 25,
2001 @ $0.15 per share                      15,000              2          2,248                        2,250

Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
2002 @ $0.15 per share                      50,000              5          7,495                        7,500

Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213

Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000     $      550     $   87,313    $ (129,270)    $  (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253

Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000     $      550     $   92,566    $ (140,568)    $  (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532

Net loss, December 31, 2005                                                            (15,837)       (15,837)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2005               5,501,000     $      550     $  120,098    $ (156,405)    $  (35,757)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 March 8, 2000
                                                                                                  (Inception)
                                                              Year Ended        Year Ended          through
                                                              December 31,      December 31,       December 31,
                                                                 2005              2004              2005
                                                               ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (15,837)        $ (11,298)        $(156,405)
  Adjustments to reconcile net loss to net cash provided
   (used in) by operating activities:
     Depreciation expense                                            707               707             2,662
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                      (554)               --              (554)
    (Increase) decrease in web site                                2,098                --                --
    Increase (decrease) in accounts payable                      (13,750)            6,000             6,000
    Increase (decrease) in sales tax payable                          43                --                43
                                                               ---------         ---------         ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (27,293)           (4,591)         (148,254)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                 --                --            (3,537)
                                                               ---------         ---------         ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                --            (3,537)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from note payable                             (248)               --            31,861
  Common stock issued for cash                                        --                --               550
  Additional paid-in capital                                      27,532             5,253           120,098
                                                               ---------         ---------         ---------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        27,284             5,253           152,509
                                                               ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                       (9)              662               718

CASH AT BEGINNING OF YEAR                                            727                65                --
                                                               ---------         ---------         ---------
CASH AT END OF YEAR                                            $     718         $     727         $     718
                                                               =========         =========         =========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Cash paid during period for interest                         $      --         $      --
                                                               =========         =========
  Cash paid during period for income taxes                     $      --         $      --
                                                               =========         =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


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

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $154,307 during the period of March 8, 2000 (inception) to December 31, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


NOTE 5. GOING CONCERN (CONTINUED)

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                December 31,      December 31,
                                                   2005              2004
                                                 -------           -------

     Office Equipment                            $ 2,321           $ 2,321
     Equipment                                     1,216             1,216
                                                 -------           -------
        Total Property and Equipment               3,537             3,537

     Less: Accumulated Depreciation               (2,662)           (1,955)
                                                 -------           -------

        Net Property and Equipment                   875             1,582
                                                 =======           =======

Depreciation expense for the year ended December 31, 2005 was $707.

NOTE 7. NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of December 31, 2005 there is an outstanding balance of $31,861.

On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. Subsequently, on September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005.

On September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


NOTE 8. INCOME TAXES

                                                         As of December 31, 2005
                                                         -----------------------
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

NOTE 9. SCHEDULE OF NET OPERATING LOSSES

     2000 Net Operating Income                                   $       0
     2001 Net Operating Loss                                       (47,341)
     2002 Net Operating Loss                                       (46,364)
     2003 Net Operating Loss                                       (35,565)
     2004 Net Operating Loss                                       (11,298)
     2005 Net Operating Loss                                       (13,739)
                                                                 ---------

     Net Operating Loss                                          $(154,307)
                                                                 =========

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $154,307, which will expire 20 years from the date the loss was incurred.

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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 30, 2005


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

As of December 31, 2005 the Company had 5,501,000 shares of common stock issued and outstanding.

NOTE 11. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized;
          5,501,000 shares issued and outstanding.