Form 10QSB
period 2006-03-31
LAURIER INTERNATIONAL INC
filed 2006-05-15
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2006

                        Commission File Number 333-100259


                           LAURIER INTERNATIONAL, INC.
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,501,000 shares of Common Stock outstanding as of March 31, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2006, prepared by the company, immediately follow.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                        March 31,          December 31,
                                                                          2006                2005
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     561           $     718
  Accounts receivable                                                          --                 554
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                          561               1,272

NET PROPERTY & EQUIPMENT                                                      702                 875
                                                                        ---------           ---------
      TOTAL ASSETS                                                      $   1,263           $   2,147
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                      $   7,500           $   6,000
  Sales tax payable                                                            43                  43
  Note payable - (a related party)                                         33,326              31,861
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  40,869              37,904
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    40,869              37,904

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,501,000 shares outstanding
   as of March 31, 2006 and December 31, 2005)                                550                 550
  Additional paid-in capital                                              120,098             120,098
  Deficit accumulated during development stage                           (160,254)           (156,405)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (39,606)            (35,757)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   1,263           $   2,147
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                    March 8, 2000
                                        Three Months          Three Months           (Inception)
                                           Ended                 Ended                 through
                                          March 31,             March 31,            December 31,
                                            2006                  2005                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $     2,373
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                 2,373

OPERATING COSTS
  Administrative Expenses                      3,849                 4,887               162,627
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          3,849                 4,887               162,627
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (3,849)          $    (4,887)          $  (160,254)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                5,501,000             5,501,000
                                         ===========           ===========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              From March 8, 2000 (inception) through March 31, 2006
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --

Stock issued for cash on August 1,
2000 @ $0.0001 per share                 5,000,000            500                                         500

Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 16,
2001 @ $0.15 per share                     231,000             23         34,627                       34,650

Stock issued for cash on May 1,
2001 @ $0.15 per share                       5,000                           750                          750

Stock issued for cash on June 8,
2001 @ $0.15 per share                      20,000              2          2,998                        3,000

Stock issued for cash on July 18,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on August 2,
2001 @ $0.15 per share                     110,000             11         16,489                       16,500

Stock issued for cash on August 13,
2001 @ $0.15 per share                      50,000              5          7,495                        7,500

Stock issued for cash on September 7,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500

Stock issued for cash on October 25,
2001 @ $0.15 per share                      15,000              2          2,248                        2,250

Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
2002 @ $0.15 per share                      50,000              5          7,495                        7,500

Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213

Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000     $      550     $   87,313    $ (129,270)    $  (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253

Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000     $      550     $   92,566    $ (140,568)    $  (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532

Net loss, December 31, 2005                                                            (15,837)       (15,837)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2005               5,501,000     $      550     $  120,098    $ (156,405)    $  (35,757)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, March 31, 2006                                                                (3,849)        (3,849)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, MARCH 31, 2006                  5,501,000     $      550     $  120,098    $ (160,254)    $  (39,606)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                            March 8, 2000
                                                            Three Months     Three Months     (Inception)
                                                               Ended            Ended          through
                                                              March 31,        March 31,       March 31,
                                                                2006             2005            2006
                                                              ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (3,849)       $  (4,887)      $(160,254)
  Adjustments to reconcile net loss to net cash provided
   (used in) by operating activities:
     Depreciation expense                                           173              177           2,835
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                      554               --              --
    (Increase) decrease in web site                                  --               --              --
    Increase (decrease) in accounts payable                       1,500            1,500           7,500
    Increase (decrease) in sales tax payable                         --               --              43
                                                              ---------        ---------       ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,622)          (3,210)       (149,876)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                --               --          (3,537)
                                                              ---------        ---------       ---------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --               --          (3,537)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from note payable                           1,465               --          33,326
  Common stock issued for cash                                       --               --             550
  Additional paid-in capital                                         --            2,956         120,098
                                                              ---------        ---------       ---------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,465            2,956         153,974
                                                              ---------        ---------       ---------

NET INCREASE (DECREASE) IN CASH                                    (157)            (254)            561

CASH AT BEGINNING OF PERIOD                                         718              727              --
                                                              ---------        ---------       ---------

CASH AT END OF PERIOD                                         $     561        $     473       $     561
                                                              =========        =========       =========
SUPPLEMENTAL  CASH FLOWS DISCLOSURES:
  Cash paid during period for interest                        $      --        $      --
                                                              =========        =========
  Cash paid during period for income taxes                    $      --        $      --
                                                              =========        =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $160,254 during the period of March 8, 2000 (inception) to March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 March 31,       December 31,
                                                   2006              2005
                                                 -------           -------

     Office Equipment                            $ 2,321           $ 2,321
     Equipment                                     1,216             1,216
                                                 -------           -------

           Total Property and Equipment            3,537             3,537

     Less: Accumulated Depreciation               (2,833)           (2,662)
                                                 -------           -------

           Net Property and Equipment                702               875
                                                 =======           =======

Depreciation expense for the three months ended March 31, 2006 was $173.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


NOTE 6. NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of March 31, 2006 there is an outstanding balance of $33,326.

On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. Subsequently, on September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005.

On September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006.

NOTE 7. INCOME TAXES

                                                            As of March 31, 2006
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 45,749
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      45,749
     Valuation allowance                                           (45,749)
                                                                  --------

     Net deferred tax assets                                      $      0
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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


NOTE 8. SCHEDULE OF NET OPERATING LOSSES

          2000 Net Operating Income                               $       0
          2001 Net Operating Loss                                   (47,341)
          2002 Net Operating Loss                                   (46,364)
          2003 Net Operating Loss                                   (35,565)
          2004 Net Operating Loss                                   (11,298)
          2005 Net Operating Loss                                   (15,837)
          2006 Net Operating Loss (three months)                     (3,849)
                                                                  ----------

          Net Operating Loss                                      $(160,254)
                                                                  ==========

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $160,254, which will expire 20 years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2006


NOTE 9. STOCK TRANSACTIONS (CONTINUED)

On August 13, 2001 the Company issued 50,000 shares of common stock for cash at $0.15 per share.

On September 7, 2001 the Company issued 10,000 shares of common stock for cash at $0.15 per share.

On October 25, 2001 the Company issued 15,000 shares of common stock for cash at $0.15 per share.

On March 1, 2002 the Company issued 50,000 shares of common stock for cash at $0.15 per share.

As of March 31, 2006 the Company had 5,501,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

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

We incurred operating expenses of $3,849 for the three months ended March 31, 2006 and $4,887 for the three months ended March 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended March 31, 2006 and 2005 were $3,849 and $4,887, respectively. Revenues for the three months ended March 31, 2006 and 2005 were $0 and $0, respectively.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $561 at March 31, 2006 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2005 audited financial statements and notes thereto, which can be found in our Form 10KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-l00259.

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006                   Laurier International, Inc., Registrant


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

May 15, 2006                   Laurier International, Inc., Registrant


                               By: /s/ John Bracey
                                  ------------------------------------
                                  John Bracey, President and Chief
                                  Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer