Form 10KSB/A
period 2005-12-31
LAURIER INTERNATIONAL INC
filed 2006-09-14
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

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

LAURIER INTERNATIONAL, INC. (Registrant)


By: /s/ John Bracey
   ---------------------------------------------
   John Bracey, President


/s/ John Bracey                                                       9/14/2006
------------------------------------------------                      ---------
John Bracey, President (Chief Executive Officer)                         Date


/s/ John Bracey                                                       9/14/2006
------------------------------------------------                      ---------
John Bracey, Treasurer (Chief Financial Officer)                         Date


/s/ John Bracey                                                       9/14/2006
------------------------------------------------                      ---------
John Bracey, Principal Accounting Officer                                Date


/s/ John Bracey                                                       9/14/2006
------------------------------------------------                      ---------
John Bracey, Director                                                    Date


/s/ Katherine E. Bracey                                               9/14/2006
------------------------------------------------                      ---------
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