Form 10QSB/A
period 2006-03-31
LAURIER INTERNATIONAL INC
filed 2006-09-14
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

September 14, 2006            Laurier International, Inc., Registrant


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

September 14, 2006             Laurier International, Inc., Registrant


                               By: /s/ John Bracey
                                  ------------------------------------
                                  John Bracey, President and Chief
                                  Executive Officer, Treasurer, Chief Financial Officer and Principal Accounting Officer