Form 10KSB
period 2006-12-31
LAURIER INTERNATIONAL INC
filed 2007-02-15
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

                                Daniel C. Masters
                              4490 Philbrook Square
                               San Diego, CA 92130
                              Phone (858) 523-1177
                               Fax (858) 523-1102
            (Name, address and telephone number of agent for service)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2006.

As of December 31, 2005, the registrant had 5,501,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                              1
Item 2.  Description of Property                                             11
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission of Matters to a Vote of Securities Holders               11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               11
Item 6.  Management's Discussion of Analysis or Plan of Operation            13
Item 7.  Financial Statements                                                16
Item 8.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                16
Item 8A. Controls and Procedures                                             17

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons        17
Item 10. Executive Compensation                                              19
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         20
Item 12. Certain Relationships and Related Transactions                      21
Item 13. Exhibits                                                            22
Item 14. Principal Accountant Fees and Services                              23

Signatures                                                                   23

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of security holders during the year ended December 31, 2006.

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

HOLDERS

As of December 31, 2006, we have 5,501,000 Shares of $0.001 par value common stock issued and outstanding held by 40 shareholders of record.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated $2,373 in revenue since inception and have incurred $174,048 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the year ended December 31, 2006.

             Balance Sheet Data:             12/31/06
             -------------------             --------
             Cash                            $   967
             Total assets                    $ 1,336
             Total liabilities               $52,363
             Shareholders' equity            $ 1,336

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

     There is no expenditure plan. If no funding is received during the next twelve months, we will be forced to continue to rely upon funds loaned by the director and officer. Laurier International's officer and directors have verbally agreed to advance funds to the company to continue minimal operations until we are able to secure proper funding for our business plan.

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

     The company cannot anticipate the amount of money required to satisfy the need of cash requirements for the next twelve months. As of December 31, 2006, the company has $967 in cash on hand. No additional equipment is anticipated and no change in employees is expected.

     In order that Geotheatre Productions Inc. become revenue producing, with its new style of learning resource (hands on performance learning), it is necessary to create exposure amongst the education community and subsequently approach the decision makers who are able to pay for the product. In this regard, the first major step in this direction was the attendance at the National Association of Elementary School Principals (NAESP) 82nd annual conference as held in Anaheim, California, April 12th through 14th. Geotheatre exhibited its products at a booth and received requests for further information from over 80 elementary school principals. These leads came from elementary school principals from Florida to Alaska and the Dominican Republic to New South Wales, Australia. The follow-up on these leads is now in progress. The time frame for decision-making is based on the complexities of adding a new physical manipulative resource, that is, a playground addition for physical activity that produces learning outcomes in accordance with curriculum, such a purchase decision not only requires the principal and teachers agreement, but also the maintenance and possibly the school board approval and its application during the school year. The NAESP Conference was prepaid and represented a significant milestone in as much as the comments that we received were very encouraging and the requests for further information were spontaneous after a brief presentation. The years 2003-2006 represent a time when Geotheatre is attempting to get its message out to the industry by way of service announcements, magazine articles, targeted mail and one-on-one phone contact. This marketing approach, which we are calling the small step approach, is substantially based around specific events:

     1.   The preliminary responses to the product by decision makers
     2. The product adaptation based on responses and introduction of resulting specific marketing strategies.
     3.   The receipt of actual orders

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

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2006 which are included in this annual report have been examined by Chang G. Park, Certified Public Accountant, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

As reported in a Form 8K filing completed by the company on August 24, 2006, on July 26, 2006, Laurier International, Inc. (the "Company") accepted the resignation of its independent auditors, Armando Ibarra, CPA ("ACI"), and determined to engage Chang G. Park, CPA, Ph.D. ("Park") as its new independent auditors. The change in auditors became effective immediately. This decision to accept the resignation of its independent auditors ACI, and engage Park was approved by the board of directors of the Company.

During the most recent fiscal years ended December 31, 2005 and 2004 and through the interim period ending June 30, 2006, through the date of ACI's resignation on July 26, 2006, there were no disagreements between the Company and ACI on any matter of accounting, principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to ACI's satisfaction, would have caused ACI to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304 (a)(1)(iv) of Regulation S-B occurred within the two most recent years of the Company ended December 31, 2005 and 2004. The audit reports of ACI on the financial statements of the company for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer or opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports prepared by ACI for the fiscal periods ending December 31, 2005 and 2004 contained a paragraph with respect to the Company's ability to continue as a going concern.

During the two most recent years of the Company ended December 31, 2005 and 2004, and through the date of the engagement of Park on July 26, 2006, the

Company did not consult with Park regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B of the Commission.

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

    Name               Age                           Title
    ----               ---                           -----
John Bracey            59          President, Chief Executive Officer, Director,
                                   Chief Financial Officer, Treasurer,
                                   Principal Accounting Officer, Secretary

Katherine E. Bracey    51          Director

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

     In addition, none of our officers, directors or employees is party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                    Long Term Compensation
                              --------------------------------    ------------------------------------
                                                                   Awards                     Payouts
                                                                   ------                     -------
                                                      Other                     Securities
Name and                                             Annual       Restricted    Underlying              All Other
Principal                                            Compen-        Stock        Options/      LTIP      Compen-
Position              Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------              ----    ---------   --------   ---------    -----------     -------   ----------  ---------
John Bracey (1)       2006          0
President, Chief      2005          0
Executive Officer,    2004          0
Director, Chief       2003      9,000
Financial Officer,    2002      9,000
Treasurer, Secretary  2001      7,125 (2)

Katherine Bracey (1)  2006          0
Director              2005          0
                      2004          0
                      2003      9,000
                      2002      9,000
                      2001      7,125 (2)

Footnotes

(1)  Received a management draw of $750 per month
(2)  Year 2001 compensation represents 9.5 months

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder(s) listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

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

     On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. On September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005. On September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006. Subsequently, on September 15, 2005, a fourth amendment waived the royalty payment or accrual until January 1, 2007. As of December 31, 2006 there is an outstanding balance of $40,320.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The total fees charged to the company for audit services were $2,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $3,900 during the year ended December 31, 2006.

     For the year ended December 31, 2005, the total fees charged to the company for audit services were $1,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $2,400.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAURIER INTERNATIONAL, INC. (Registrant)


By: /s/ John Bracey
   ---------------------------------------------
   John Bracey, President


/s/ John Bracey                                                       2/15/2007
------------------------------------------------                      ---------
John Bracey, President (Chief Executive Officer)                         Date


/s/ John Bracey                                                       2/15/2007
------------------------------------------------                      ---------
John Bracey, Treasurer (Chief Financial Officer)                         Date


/s/ John Bracey                                                       2/15/2007
------------------------------------------------                      ---------
John Bracey, Principal Accounting Officer                                Date


/s/ John Bracey                                                       2/15/2007
------------------------------------------------                      ---------
John Bracey, Director                                                    Date


/s/ Katherine E. Bracey                                               2/15/2007
------------------------------------------------                      ---------
Katherine E. Bracey, Director                                            Date

                           Chang G. Park, CPA, Ph. D.
                    * 371 E STREET * CHULA VISTA * CALIFORNIA
                91910-2615o * TELEPHONE (858)722-5953 * FAX (858)
                          408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Laurier International, Inc. and Subsidiary

We have audited the consolidated accompanying balance sheet of Laurier International, Inc. and Subsidiary (the "Company") as of December 31, 2006 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the year then ended, and for the period of March 8, 2000 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2005, and for the period March 8, 2000 (inception) to December 31, 2005 were audited by other auditors whose report dated April 5, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laurier International, Inc. and Subsidiary as of December 31, 2006, and the result of its operation and its cash flows for the year then ended and for the period of March 8, 2000 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chang Park
----------------------------
CHANG G. PARK, CPA

February 1, 2007
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of               As of
                                                                       December 31,        December 31,
                                                                          2006                2005
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     967           $     718
  Accounts receivable                                                          --                 554
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                          967               1,272

NET PROPERTY & EQUIPMENT                                                      369                 875
                                                                        ---------           ---------
      TOTAL ASSETS                                                      $   1,336           $   2,147
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  12,000           $   6,000
  Sales tax payable                                                            43                  43
  Note payable - (a related party)                                         40,320              31,861
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  52,363              37,904
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    52,363              37,904

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,501,000 shares outstanding
   as of December 31, 2006 and 2005)                                          550                 550
  Additional paid-in capital                                              120,098             120,098
  Deficit accumulated during development stage                           (171,675)           (156,405)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (51,027)            (35,757)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   1,336           $   2,147
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                            March 8, 2000
                                                                                             (Inception)
                                                 Year Ended            Year Ended              through
                                                 December 31,          December 31,          December 31,
                                                    2006                  2005                  2005
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $     1,888           $     2,373
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                 1,888                 2,373

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               15,270                17,725               174,048
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $   (15,270)          $   (15,837)          $  (171,675)
                                                 ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE                  $     (0.00)          $     (0.00)
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         5,501,000             5,501,000
                                                 ===========           ===========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
            From March 8, 2000 (inception) through December 31, 2005
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --
Stock issued for cash on August 1,
 2000 @ $0.0001 per share                5,000,000            500                                         500
Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 16,
 2001 @ $0.15 per share                    231,000             23         34,627                       34,650
Stock issued for cash on May 1,
 2001 @ $0.15 per share                      5,000                           750                          750
Stock issued for cash on June 8,
 2001 @ $0.15 per share                     20,000              2          2,998                        3,000
Stock issued for cash on July 18,
 2001 @ $0.15 per share                     10,000              1          1,499                        1,500
Stock issued for cash on August 2,
 2001 @ $0.15 per share                    110,000             11         16,489                       16,500
Stock issued for cash on August 13,
 2001 @ $0.15 per share                     50,000              5          7,495                        7,500
Stock issued for cash on September 7,
 2001 @ $0.15 per share                     10,000              1          1,499                        1,500
Stock issued for cash on October 25,
 2001 @ $0.15 per share                     15,000              2          2,248                        2,250
Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
 2002 @ $0.15 per share                     50,000              5          7,495                        7,500
Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213
Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000     $      550     $   87,313    $ (129,270)    $  (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253
Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000     $      550     $   92,566    $ (140,568)    $  (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532
Net loss, December 31, 2005                                                            (15,837)       (15,837)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2005               5,501,000     $      550     $  120,098    $ (156,405)    $  (35,757)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, December 31, 2006                                                            (15,270)       (15,270)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2006               5,501,000     $      550     $  120,098    $ (171,675)    $  (51,027)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  March 8, 2000
                                                                                                   (Inception)
                                                               Year Ended        Year Ended          through
                                                               December 31,      December 31,      December 31,
                                                                  2006              2005              2006
                                                                ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (15,270)        $ (15,837)        $(171,675)
  Adjustments to reconcile net loss to net cash provided
   (used in) by operating activities:
     Depreciation expense                                             713               707             3,375
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       554              (554)               --
     (Increase) decrease in web site                                   --             2,098                --
     Increase (decrease) in accounts payable                        6,000           (13,750)           12,000
     Increase (decrease) in sales tax payable                          --                43                43
                                                                ---------         ---------         ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,003)          (27,293)         (156,257)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                (207)               --            (3,744)
                                                                ---------         ---------         ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (207)               --            (3,744)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from note payable                             8,459              (248)           40,320
  Common stock issued for cash                                         --                --               550
  Additional paid-in capital                                           --            27,532           120,098
                                                                ---------         ---------         ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         8,459            27,284           160,968
                                                                ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                       249                (9)              967

CASH AT BEGINNING OF YEAR                                             718               727                --
                                                                ---------         ---------         ---------
CASH AT END OF YEAR                                             $     967         $     718         $     967
                                                                =========         =========         =========
                                                                                  ---------         ---------
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Cash paid during period for interest                          $      --         $      --
                                                                =========         =========
  Cash paid during period for income taxes                      $      --         $      --
                                                                =========         =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $171,675 during the period of March 8, 2000 (inception) to December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              December 31,        December 31,
                                                 2006                2005
                                               -------             -------

Office Equipment                               $ 2,528             $ 2,321
Equipment                                        1,216               1,216
                                               -------             -------

      Total Property and Equipment               3,744               3,537

Less: Accumulated Depreciation                  (3,375)             (2,662)
                                               -------             -------

      Net Property and Equipment                   369                 875
                                               =======             =======

Depreciation expense for the year ended December 31, 2006 was $713.

NOTE 6.  NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of December 31, 2006 there is an outstanding balance of $33,326.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


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

NOTE 7. INCOME TAXES

                                                         As of December 31, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 58,370
     Other                                                             0
                                                                --------
     Gross deferred tax assets                                    58,370
     Valuation allowance                                         (58,370)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 8. SCHEDULE OF NET OPERATING LOSSES

     2000 Net Operating Income                                  $       0
     2001 Net Operating Loss                                      (47,341)
     2002 Net Operating Loss                                      (46,364)
     2003 Net Operating Loss                                      (35,565)
     2004 Net Operating Loss                                      (11,298)
     2005 Net Operating Loss                                      (15,837)
     2006 Net Operating Loss                                      (15,270)

                                                                ---------
     Net Operating Loss                                         $(171,675)
                                                                =========

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $171,675, which will expire 20 years from the date the loss was incurred.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


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

As of December 31, 2006 the Company had 5,501,000 shares of common stock issued and outstanding.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2006


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

     * Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0-shares issued and outstanding.

     *    Common  stock,  $0.0001  par  value:   80,000,000  shares  authorized;
          5,501,000 shares issued and outstanding.