Form 10KSB/A
period 2006-12-31
LAURIER INTERNATIONAL INC
filed 2007-02-23
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

ITEM 13 - EXHIBITS

     The following exhibits are included with this filing:

     Exhibit
     Number        Description
     -------       -----------
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

LAURIER INTERNATIONAL, INC. (Registrant)


By: /s/ John Bracey
   ---------------------------------------------
   John Bracey, President


/s/ John Bracey                                                       2/23/2007
------------------------------------------------                      ---------
John Bracey, President (Chief Executive Officer)                         Date


/s/ John Bracey                                                       2/23/2007
------------------------------------------------                      ---------
John Bracey, Treasurer (Chief Financial Officer)                         Date


/s/ John Bracey                                                       2/23/2007
------------------------------------------------                      ---------
John Bracey, Principal Accounting Officer                                Date


/s/ John Bracey                                                       2/23/2007
------------------------------------------------                      ---------
John Bracey, Director                                                    Date


/s/ Katherine E. Bracey                                               2/23/2007
------------------------------------------------                      ---------
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