Form 10QSB
period 2007-03-31
LAURIER INTERNATIONAL INC
filed 2007-05-15
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2007

                        Commission File Number 333-100259


                           LAURIER INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Delaware                                                 52-2286452
(State of incorporation)                                (IRS Employer ID Number)

                            51 - 3745 Lakeshore Road
                           Kelowna, BC, Canada V1W 3K4
                                  250-712-9354
          (Address and telephone number of principal executive offices)

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

There were 5,501,000 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2007, prepared by the company, immediately follow.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                         As of                As of
                                                                        March 31,          December 31,
                                                                          2007                2006
                                                                        ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $      75           $     967
  Accounts receivable                                                          --                  --
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                           75                 967

NET PROPERTY & EQUIPMENT                                                      228                 369
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $     303           $   1,336
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  13,500           $  12,000
  Sales tax payable                                                            43                  43
  Note payable - (a related party)                                         42,417              40,320
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  55,960              52,363
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    55,960              52,363

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,501,000 shares outstanding
   as of march 31, 2007 and December 31, 2006)                                550                 550
  Additional paid-in capital                                              120,098             120,098
  Deficit accumulated during development stage                           (176,305)           (171,675)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (55,657)            (51,027)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     303           $   1,336
                                                                        =========           =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     March 8, 2000
                                                 Three Months      Three Months       (Inception)
                                                   Ended              Ended             through
                                                  March 31,          March 31,          March 31,
                                                    2007               2006               2007
                                                 -----------        -----------        -----------
REVENUES
  Revenues                                       $        --        $        --        $     2,373
                                                 -----------        -----------        -----------
TOTAL REVENUES                                            --                 --              2,373

OPERATING COSTS
  Administrative expenses                              4,630              3,849            178,678
                                                 -----------        -----------        -----------
TOTAL OPERATING COSTS                                  4,630              3,849            178,678
                                                 -----------        -----------        -----------

NET INCOME (LOSS)                                $    (4,630)       $    (3,849)       $  (176,305)
                                                 ===========        ===========        ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $     (0.00)       $     (0.00)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         5,501,000          5,501,000
                                                 ===========        ===========


                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              From March 8, 2000 (inception) through March 31, 2007
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --
Stock issued for cash on August 1,
2000 @ $0.0001 per share                 5,000,000            500                                         500
Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 16,
2001 @ $0.15 per share                     231,000             23         34,627                       34,650
Stock issued for cash on May 1,
2001 @ $0.15 per share                       5,000                           750                          750
Stock issued for cash on June 8,
2001 @ $0.15 per share                      20,000              2          2,998                        3,000
Stock issued for cash on July 18,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500
Stock issued for cash on August 2,
2001 @ $0.15 per share                     110,000             11         16,489                       16,500
Stock issued for cash on August 13,
2001 @ $0.15 per share                      50,000              5          7,495                        7,500
Stock issued for cash on September 7,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500
Stock issued for cash on October 25,
2001 @ $0.15 per share                      15,000              2          2,248                        2,250
Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
2002 @ $0.15 per share                      50,000              5          7,495                        7,500
Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213
Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000     $      550     $   87,313    $ (129,270)    $  (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253
Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000     $      550     $   92,566    $ (140,568)    $  (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532
Net loss, December 31, 2005                                                            (15,837)       (15,837)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2005               5,501,000     $      550     $  120,098    $ (156,405)    $  (35,757)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, December 31, 2006                                                            (15,270)       (15,270)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2006               5,501,000     $      550     $  120,098    $ (171,675)    $  (51,027)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, March 31, 2007                                                                (4,630)        (4,630)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, MARCH 31, 2007                  5,501,000     $      550     $  120,098    $ (176,305)    $  (55,657)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  March 8, 2000
                                                                 Three Months     Three Months     (Inception)
                                                                    Ended            Ended           through
                                                                   March 31,        March 31,       March 31,
                                                                     2007             2006            2007
                                                                   ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (4,630)       $  (3,849)      $(176,305)
  Adjustments to reconcile net loss to net cash
   provided (used in) by operating activities:
     Depreciation expense                                                141              173           3,516
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           --              554              --
     Increase (decrease) in accounts payable                           1,500            1,500          13,500
     Increase (decrease) in sales tax payable                             --               --              43
                                                                   ---------        ---------       ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (2,989)          (1,622)       (159,246)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                     --               --          (3,744)
                                                                   ---------        ---------       ---------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --               --          (3,744)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from note payable                                   --               --          33,325
  Increase in loan form officer                                        2,097            1,465           9,092
  Common stock issued for cash                                            --               --             550
  Additional paid-in capital                                              --               --         120,098
                                                                   ---------        ---------       ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,097            1,465         163,065
                                                                   ---------        ---------       ---------

NET INCREASE (DECREASE) IN CASH                                         (892)            (157)             75

CASH AT BEGINNING OF PERIOD                                              967              718              --
                                                                   ---------        ---------       ---------
CASH AT END OF PERIOD                                              $      75        $     561       $      75
                                                                   =========        =========       =========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Cash paid during period for interest                             $      --        $      --
                                                                   =========        =========
  Cash paid during period for income taxes                         $      --        $      --
                                                                   =========        =========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $176,305 during the period of March 8, 2000 (inception) to March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              March 31,           December 31,
                                                2007                 2006
                                              --------             --------

Office Equipment                              $  2,528             $  2,528
Equipment                                        1,216                1,216
                                              --------             --------
      Total Property and Equipment               3,744                3,744

Less: Accumulated Depreciation                  (3,516)              (3,375)
                                              --------             --------

      Net Property and Equipment              $    228             $    369
                                              ========             ========

Depreciation expense for the period ended March 31, 2007 was $141.

NOTE 6. NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of March 31, 2007 there is an outstanding balance of $33,422.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


NOTE 6. NOTE PAYABLE - (A RELATED PARTY) (CONT'D)

On July 11, 2003, the exclusive license agreement was amended to waive the payment or accrual of the minimum annual royalty until January 1, 2004. Subsequently, on September 15, 2003, a second amendment waived the royalty payment or accrual until January 1, 2005.

On September 15, 2004, a third amendment waived the royalty payment or accrual until January 1, 2006. On July 15 2006, a fourth amendment waived the royalty payment or accrual until January 1, 2008.

NOTE 7. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 59,944
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      59,944
     Valuation allowance                                           (59,944)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 8. SCHEDULE OF NET OPERATING LOSSES

     2000 Net Operating Income                                    $       0
     2001 Net Operating Loss                                        (47,341)
     2002 Net Operating Loss                                        (46,364)
     2003 Net Operating Loss                                        (35,565)
     2004 Net Operating Loss                                        (11,298)
     2005 Net Operating Loss                                        (15,837)
     2006 Net Operating Loss                                        (15,270)
     2007 Net Operating Loss (3 months)                             (4,630)
                                                                  ---------
     Net Operating Loss                                           $(176,305)
                                                                  =========

As of March 31, 2007, the Company has a net operating loss carryforward of approximately $176,305, which will expire 20 years from the date the loss was incurred.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


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

As of March 31, 2007 the Company had 5,501,000 shares of common stock issued and outstanding.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2007


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

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

We incurred operating expenses of $4,630 for the three months ended March 31, 2007 and $3,849 for the three months ended March 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended March 31, 2007 and 2006 were $4,630 and $3,849, respectively. There were no revenues generated for the three months ended March 31, 2007 and 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

There were 5,501,000 shares of Common Stock outstanding as of March 31, 2007.

We expect our current cash balance of $75 at March 31, 2007 to satisfy our cash requirements until we are able to generate additional revenue or receive loans from our directors. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

We may decide that we can not continue operations as detailed in our original business plan because of the lack of success of our current business. We may look for other potential business opportunities that might be available to the Company. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

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

The GEOTHEATRE Map Grid System and the Learning Resource Modules are kinesthetic (hands on) tools designed to instill spatial concepts such as location, distance, region, area, scale, direction and time. Studies have shown that retention of facts learned through the kinesthetic approach are in the 80% range compared to 20% for traditional methods such as reading and computer studies (source: The Learning Pyramid - Retention rates and learning styles from the NTL

Institute, 300 North Lee Street, Suite 300, Alexandria Virginia 22314-2607). The Modules introduce strategies that, through 'performance learning and purposeful play', teach Geography, Language Arts, Mathematics, Fine Arts, Theatre Arts and Team Work.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-l00259.

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

ITEM 5. OTHER INFORMATION

REPORTS ON FORM 8-K

On August 4, 2006 the company filed an 8-K to report a change to its certifying accountant. The filing was subsequently amended on August 24, 2006.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-l00259, at the SEC website at www.sec.gov:

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

May 9, 2007                    Laurier International, Inc., Registrant


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

May 9, 2007                    Laurier International, Inc., Registrant


                               By: /s/ John Bracey
                                   ---------------------------------------------
                                   John Bracey, President and Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer