Form 10QSB
period 2007-06-30
LAURIER INTERNATIONAL INC
filed 2007-08-14
CIK 1195116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2007

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

There were 5,501,000 shares of Common Stock outstanding as of June 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended June 30, 2007, prepared by the company, immediately follow.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                        June 30,           December 31,
                                                                          2007                2006
                                                                        ---------           ---------
                                                                       (Unaudited)
                                  ASSETS

CURRENT ASSETS
  Cash                                                                  $   2,030           $     967
  Accounts receivable                                                          --                  --
                                                                        ---------           ---------
TOTAL CURRENT ASSETS                                                        2,030                 967

NET PROPERTY & EQUIPMENT                                                       87                 369
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $   2,117           $   1,336
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  15,000           $  12,000
  Sales tax payable                                                            43                  43
  Loan from officer                                                        10,595               8,995
  Note payable - (a related party)                                         36,926              31,325
                                                                        ---------           ---------
TOTAL CURRENT LIABILITIES                                                  62,564              52,363
                                                                        ---------           ---------

      TOTAL LIABILITIES                                                    62,564              52,363

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                             --                  --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,501,000 shares outstanding
   as of June 30, 2007 and December 31, 2006)                                 550                 550
  Additional paid-in capital                                              120,098             120,098
  Deficit accumulated during development stage                           (181,095)           (171,675)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (60,447)            (51,027)
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $   2,117           $   1,336
                                                                        =========           =========


                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                  March 8, 2000
                                   Six Months      Six Months     Three Months    Three Months     (Inception)
                                     Ended           Ended           Ended           Ended           through
                                    June 30,        June 30,        June 30,        June 30,         June 30,
                                      2007            2006            2007            2006             2007
                                   ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                         $       --      $       --      $       --      $       --       $    2,373
                                   ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                             --              --           2,373

OPERATING COSTS
  Administrative expenses          $    9,420      $    8,030      $    4,789      $    2,285       $  183,468
                                   ----------      ----------      ----------      ----------       ----------
TOTAL OPERATING COSTS                   9,420           8,030           4,789           2,285          183,468
                                   ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                  $   (9,420)     $   (8,030)     $   (4,789)     $   (2,285)      $ (181,095)
                                   ==========      ==========      ==========      ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          5,501,000       5,501,000       5,501,000       5,501,000
                                   ==========      ==========      ==========      ==========


                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
 Consolidated Statement of Changes in Stockholders' Equity (Deficit) Unaudited)
              From March 8, 2000 (inception) through June 30, 2007
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                         Common       Additional     During
                                           Common        Stock         Paid-in     Development
                                           Stock         Amount        Capital        Stage           Total
                                           -----         ------        -------        -----           -----
Beginning balance, March 8, 2000                --     $       --     $       --    $       --     $       --
Stock issued for cash on August 1,
2000 @ $0.0001 per share                 5,000,000            500                                         500
Net income, December 31, 2000                                                               --             --
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2000               5,000,000            500             --            --            500
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 16,
2001 @ $0.15 per share                     231,000             23         34,627                       34,650
Stock issued for cash on May 1,
2001 @ $0.15 per share                       5,000                           750                          750
Stock issued for cash on June 8,
2001 @ $0.15 per share                      20,000              2          2,998                        3,000
Stock issued for cash on July 18,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500
Stock issued for cash on August 2,
2001 @ $0.15 per share                     110,000             11         16,489                       16,500
Stock issued for cash on August 13,
2001 @ $0.15 per share                      50,000              5          7,495                        7,500
Stock issued for cash on September 7,
2001 @ $0.15 per share                      10,000              1          1,499                        1,500
Stock issued for cash on October 25,
2001 @ $0.15 per share                      15,000              2          2,248                        2,250
Net loss, December 31, 2001                                                            (47,341)       (47,341)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2001               5,451,000            545         67,605       (47,341)        20,809
                                        ----------     ----------     ----------    ----------     ----------
Stock issued for cash on March 1,
2002 @ $0.15 per share                      50,000              5          7,495                        7,500
Net loss, December 31, 2002                                                            (46,364)       (46,364)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2002               5,501,000            550         75,100       (93,705)       (18,055)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      12,213                       12,213
Net loss, December 31, 2003                                                            (35,565)       (35,565)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2003               5,501,000            550         87,313      (129,270)       (41,407)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                       5,253                        5,253
Net loss, December 31, 2004                                                            (11,298)       (11,298)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2004               5,501,000            550         92,566      (140,568)       (47,452)
                                        ----------     ----------     ----------    ----------     ----------
Capital contribution                                                      27,532                       27,532
Net loss, December 31, 2005                                                            (15,837)       (15,837)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2005               5,501,000            550        120,098      (156,405)       (35,757)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, December 31, 2006                                                            (15,270)       (15,270)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, DECEMBER 31, 2006               5,501,000            550        120,098      (171,675)       (51,027)
                                        ----------     ----------     ----------    ----------     ----------
Net loss, June 30, 2007                                                                 (9,420)        (9,420)
                                        ----------     ----------     ----------    ----------     ----------
BALANCE, JUNE 30, 2007                   5,501,000     $      550     $  120,098    $ (181,095)    $  (60,447)
                                        ==========     ==========     ==========    ==========     ==========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               March 8, 2000
                                                  Six Months       Six Months    Three Months   Three Months    (Inception)
                                                    Ended            Ended          Ended          Ended          through
                                                   June 30,         June 30,       June 30,       June 30,        June 30,
                                                     2007             2006           2007           2006            2007
                                                   --------         --------       --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (9,420)        $ (8,030)      $ (4,789)      $ (4,181)      $(181,095)
  Adjustments to reconcile net loss to net cash
   provided (used in) by operating activities:
     Depreciation expense                               282              346            141            173           3,657
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable          --              554             --             --              --
     Increase (decrease) in accounts payable          3,000            3,000          1,500          1,500          15,000
     Increase (decrease) in sales tax payable            --               --             --             --              43
                                                   --------         --------       --------       --------       ---------
          NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                    $ (6,138)        $ (4,130)      $ (3,148)      $ (2,508)      $(162,395)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                    --               --             --             --          (3,744)
                                                   --------         --------       --------       --------       ---------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                          --               --             --             --          (3,744)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) from note payable               5,601            1,465          3,503             --          36,926
  Increase in loan form officer                       1,600            3,995          1,600          3,995          10,595
  Common stock issued for cash                           --               --             --             --             550
  Additional paid-in capital                             --               --             --             --         120,098
                                                   --------         --------       --------       --------       ---------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                       7,201            5,460          5,103          3,995         168,169
                                                   --------         --------       --------       --------       ---------

NET INCREASE (DECREASE) IN CASH                       1,063            1,330          1,955          1,487           2,030

CASH AT BEGINNING OF PERIOD                             967              718             75            561              --
                                                   --------         --------       --------       --------       ---------
CASH AT END OF PERIOD                              $  2,030         $  2,048       $  2,030       $  2,048       $   2,030
                                                   ========         ========       ========       ========       =========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Cash paid during period for interest             $     --         $     --       $     --       $     --
                                                   ========         ========       ========       ========
  Cash paid during period for income taxes         $     --         $     --       $     --       $     --
                                                   ========         ========       ========       ========

                 See Notes to Consolidated Financial Statements

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


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

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $181,095 during the period of March 8, 2000 (inception) to June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  June 30,         December 31,
                                                   2007               2006
                                                 --------           --------

     Office Equipment                            $  2,528           $  2,528
     Equipment                                      1,216              1,216
                                                 --------           --------
           Total Property and Equipment             3,744              3,744

     Less: Accumulated Depreciation                (3,657)            (3,375)
                                                 --------           --------

           Net Property and Equipment            $     87           $    369
                                                 ========           ========

Depreciation expense for the period ended June 30, 2007 was $141.

NOTE 6. NOTE PAYABLE - (A RELATED PARTY)

The Company entered into an exclusive license agreement where they would pay to the owner (A Related Party) of the Copyright material "Geotheatre Productions, Inc. a royalty of 7.5 percent of the net selling price of all products and goods in which the Geotheatre Education Resources are used. The minimum annual royalty shall be $18,000. As of June 30, 2007 there is an outstanding balance of $36,926.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


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

NOTE 7. INCOME TAXES

                                                             As of June 30, 2007
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 61,572
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      61,572
     Valuation allowance                                           (61,572)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 8. SCHEDULE OF NET OPERATING LOSSES

     2000 Net Operating Income                                    $       0
     2001 Net Operating Loss                                        (47,341)
     2002 Net Operating Loss                                        (46,364)
     2003 Net Operating Loss                                        (35,565)
     2004 Net Operating Loss                                        (11,298)
     2005 Net Operating Loss                                        (15,837)
     2006 Net Operating Loss                                        (15,270)
     2007 Net Operating Loss (6 months)                              (9,420)
                                                                  ---------
     Net Operating Loss                                           $(181,095)
                                                                  =========

As of June 30, 2007, the Company has a net operating loss carryforward of approximately $181,095 which will expire 20 years from the date the loss was incurred.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


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

As of June 30, 2007 the Company had 5,501,000 shares of common stock issued and outstanding.

                           LAURIER INTERNATIONAL, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2007


NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

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

We incurred operating expenses of $4789 for the three months ended June 30, 2007 and $2285 for the three months ended June 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss for the three months ended June 30, 2007 and 2006 were $4789 and $2285, respectively. There were no revenues generated for the three months ended June 30, 2007 and 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

There were 5,501,000 shares of Common Stock outstanding as of June 30, 2007.

We expect our current cash balance of $2030 at June 30, 2007 to satisfy our cash requirements until we are able to generate additional revenue or receive loans from our directors. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our December 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10KSB filing on the SEC website at www.sec.gov under our SEC File Number 333-l00259.

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

August 13, 2007                Laurier International, Inc., Registrant


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

August 13, 2007                Laurier International, Inc., Registrant


                               By: /s/ John Bracey
                                   ---------------------------------------------
                                   John Bracey, President and Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer