Form 10KSB
period 2007-12-31
LAURIER INTERNATIONAL INC
filed 2008-03-03
CIK 1195116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2007

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-100259

LAURIER INTERNATIONAL, INC.

(Exact name of small Business Issuer as specified in its charter)

Delaware	52-2286452
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

122 Ocean Park Blvd., Suite 307
Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (310) 396-1691

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes    ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of voting Common Stock held by non-affiliates of the registrant cannot be computed as there is currently no quotation for the Company’s common shares on the OTCBB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,501,000 shares of common stock as of February 19, 2008.

Transitional Small Business Disclosure Format (check one): Yes☐  No☒

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the intense competition we face in our business, the fact that our stock is a “penny stock” and the other material risks described under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Risk Factors" and in "ITEM 1. DESCRIPTION OF BUSINESS" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

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

Employees

As of December 31, 2007, the Company had no employees.

ITEM 2. PROPERTIES.

As of December 31, 2007, the Company did not own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2007, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2007, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock. Thereafter, on October 17, 2007, pursuant to the By-Laws of the Company and applicable Delaware law, certain principal stockholders of the Company holding 4,531,002 shares of Common Stock, representing approximately 82.37% of the total issued and outstanding Common Stock, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's Common Stock based upon a ratio of not less than one-for-two nor more than one-for-five shares at any time prior to October 17, 2008, such ratio to be determined by the Company’s Board of Directors without further approval. In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders. Copies of the Company’s Information Statement was mailed to the stockholders of the Company approximately October 31, 2007 and the action was deemed effective twenty (20) calendar days following such mailing. As of the date hereof, the Board of Directors has not taken any action to implement a reverse split of the Company’s Common Stock.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during fiscal year 2007, and no meeting of shareholders was held.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company became subject to Securities Exchange Act Reporting Requirements in August 2005. The symbol "LRNL" is assigned for our securities. There has never been any market for or trading in our stock. There can be no assurance that a highly-liquid market for our securities will ever develop.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2007, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $17,132, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,132 due and payable on December 31, 2008. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

Status of Outstanding Common Stock

As of December 31, 2007, we had a total of 5,501,000 shares of our common stock outstanding. Of these shares, 5,330,591 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 5,501,000 shares of our common stock to approximately 42 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on NASDAQ SmallCap Market or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ SmallCap Market, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ SmallCap Market listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity, and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

No Rights of Dissenting Shareholders

The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Delaware law vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary.

Risk Factors

There are several material risks associated with the Company. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to the Company. If any of the following risks are realized, our business, operating results and financial condition could be harmed. This means investors could lose all or a part of their investment.

(a) CONFLICTS OF INTEREST. Certain conflicts of interest may exist between the Company and its officers, directors and principal shareholders. They have other business interests to which they devote their attention, and they will devote little time to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See “Management” and “Conflicts of Interest.”

(b) NEED FOR ADDITIONAL FINANCING. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company’s funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

(c) REGULATION OF PENNY STOCKS. The Company’s securities may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) LACK OF OPERATING HISTORY. The majority interest in the Company was purchased in Octoberl 2007 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

(e) NO ASSURANCE OF SUCCESS OR PROFITABILITY. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s Common Stock will be increased thereby.

(f) POSSIBLE BUSINESS - NOT IDENTIFIED AND HIGHLY RISKY. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company’s acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss of investment to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 “Description of Business.”

(g) TYPE OF BUSINESS ACQUIRED. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

(h) IMPRACTICABILITY OF EXHAUSTIVE INVESTIGATION. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Decisions will therefore likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company’s participation. A significant portion of the Company’s available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

(i) LACK OF DIVERSIFICATION. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

(j) RELIANCE UPON FINANCIAL STATEMENTS. The Company generally will require audited financial statements from companies that it proposes to acquire. In cases where no audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies’ management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company’s securities.

Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the “Commission”) and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

(k) OTHER REGULATION. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

(l) LIMITED PARTICIPATION OF MANAGEMENT. The Company currently has only one individual who is serving as its sole officer and director on a very limited-time basis. The Company is therefore heavily dependent upon the skills, talents, and abilities of the principal shareholders to implement its business plan. See “Management.”

(m) LACK OF CONTINUITY IN MANAGEMENT. The Company does not have any employment agreements with its officers and directors, and as a result, there is no assurance they will continue to be associated with the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

(n) NO INDEPENDENT AUDIT COMMITTEE OF BOARD OF DIRECTORS. The Company does not have an independent Audit Committee of its Board of Directors. The entire Board of Directors functions as the Company’s Audit Committee. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and rules and regulations adopted by the U.S. Securities and Exchange Commission Rules to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors. The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee. At this time, the Company is not in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees. The Company believes that under rules and regulations adopted by the U.S. Securities and Exchange Commission to implement these provisions of the Sarbanes-Oxley Act it is not required to comply with its requirements relating to the appointment of an Audit Committee of its Board of Directors and conforming with the enumerated standards and guidelines because the Company is not a “Listed Company” as defined therein. Notwithstanding, the Company may ultimately be determined not to be incompliance therewith and may therefore face penalties and restrictions on its operations until it comes into full compliance. Additionally, the Company’s failure to comply with the provisions of the Sarbanes-Oxley Act could preclude it from being listed on NASDAQ or any other stock exchanges until it can show that it is in compliance. The Company’s failure to be in compliance with the Sarbanes-Oxley Act could also present an impediment to a potential business combination where the target company intends that the Company apply for listing on NASDAQ or any other applicable stock exchanges.

(o) INDEMNIFICATION OF OFFICERS AND DIRECTORS. Delaware Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

(p) DEPENDENCE UPON OUTSIDE ADVISORS. To supplement the Company’s officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company, if they are able to provide the required services.

(q) LEVERAGED TRANSACTIONS. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company’s exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

(r) COMPETITION. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

(s) NO FORESEEABLE DIVIDENDS. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

(t) LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s board of directors and management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

(u) RULE 144 SALES. The majority of the outstanding shares of Common Stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144 for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

Going Concern Qualification

Our auditors have prepared their report on the auditied financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying audited financial statements, as of December 31, 2007 our current liabilities exceed our current assets by $13,799 and our total liabilities exceed our total assets by $13,799. These factors, among others, indicate that we may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the we be unable to continue in existence.

The appropriateness by the Company of continuing to use the aforementioned basis of accounting is dependent upon, among other things, the ability to maintain and increase existing credit facilities or raise additional capital.

Results of Operations

Liquidity and Capital Resources

As of December 31, 2007, we had $0.00 in cash and cash equivalents,a working capital deficit of $13,799 and recurring losses of $134,447 through December 31, 2007. Our operating activities provided $22,221 in cash for the fiscal year period ended December 31, 2007, while our operations used $8,003 cash in the fiscal year ended December 31, 2006 The increase in operating cash was attributable to the divestiture of our discontinued operations. We received $0.00 in revenue during the fiscal year ended December 31, 2007.

Management believes that the Company will require a cash infusion of at least $25,000 for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2007, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $17,132, which represents amounts loaned to the Company to pay the Company’s operating expenses. All of this amount is evidenced by a convertible promissory note (“Note”) bearing interest at a rate of 6% per annum. The maturity of the Note is December 31, 2008.

Twelve Months Ended December 31, 2007 Compared to December 31, 2006

The following table summarizes the results of our operations during the fiscal years ended December 31, 2007 and 2006, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/07 (audited)	12/31/06 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.0%
Operating Expenses	18,357	15,270	3,087	20.2%
Loss from continued operations	18,357	15,270	3,087	20.2%
Gain from discontinued operation	55,585	-	55,585
Net profit (loss)	37,228	(15,270)	52,498
Loss per share of common stock	0.01	(0.00)	(0.01)

During the fiscal year ended December 31, 2007, S, G & A expenses increased principally due to an increase in consulting and professional fees.

We recorded a net profit of $37,228 for the fiscal year ended December 31, 2007 as compared with a net loss of $15,270 for the fiscal year ended December 31, 2006. The net profit for the fiscal year ended December 31, 2007 was principally due to the divestiture on September 27, 2007 of the Company’s wholly-owned subsidiary, Geotheatre Productions, Inc. in consideration of the assumption by the purchaser of current liabilities in the amount of $32,138. As a result, Geotheatre Productions, Inc. was treated as a discontinued operation. As of September 27, 2007, the Company’s net investment in Geotheatre Productions, Inc. was ($53,188). The divestiture therefore resulted in a gain on disposal of $85,326. After netting operational losses attributable to such discontinued operations, the Company recorded a gain from Geotheatre Productions, Inc. of $55,585 for the fiscal year ended December 31, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2007 and 2006, and the report thereon of Chang G. Park, C.P.A.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Laurier International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Laurier International, Inc. (A Development Stage “Company”) as of December 31, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from March 8, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurier International, Inc. as of December 31, 2007, and the results of its operation and its cash flows for the years ended December 31, 2007 and 2006, and for the period from March 8, 2000 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__
CHANG G. PARK, CPA

February 28, 2008
San Diego, CA. 91910

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Prepaid Expense	3,333
TOTAL ASSETS	$3,333

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Note payable—related party	$17,132
TOTAL CURRENT LIABILITIES	17,132

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.0001 par value, 20,000,000
Shares authorized, none issued and outstanding
Common Stock, $0.0001 par value, 80,000,000
shares authorized, 5,501,000 shares issued
and outstanding as of December 31, 2007	550
Additional paid-in capital	120,098
Accumulated deficit during development stage	(134,447)
TOTAL STOCKHOLDERS’ DEFICIENCY	(13,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,333

See accompanying notes to financial statements

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,		FROM INCEPTION (MAR. 8, 2000) TO
	2007	2006	DEC. 31, 2007

REVENUES	$-	$-	$-

OPERATING AND EXPENSES:
General and administrative	18,357	15,270	126,385
TOTAL OPERATING EXPENSES	18,357	15,270	126,385

LOSS FROM CONTINUING OPERATIONS	(18,357)	(15,270)	(126,385)

DISCONTINUED OPERATIONS:
Gain/Loss from Subsidiary (including gain on disposal of $85,326)	55,585	-	(8,062)
GAIN/LOSS FROM DISCONTINUED OPERATIONS	55,585	-	(8,062)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	37,228	(15,270)	(134,447)

Provision for Income Taxes	-	-	-

NET INCOME (LOSS)	$37,228	$(15,270)	$(134,447)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Continued operation	$(0.00)	$(0.00)
Discontinued operation	$0.01	$(0.00)
Net income (loss)	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING—BASIC AND DILUTED	5,501,000	5,501,000

See accompanying notes to financial statements

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From March 8, 2000 (inception) through December 31, 2007

	Common Stock		Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Beginning balance, March 8, 2000	$		$–	$–	$–	$–
Stock issued for cash on August 1,
2000 @ $0.0001 per share		5,000,000	500			500
Net income, December 31, 2000

BALANCE, DECEMBER 31, 2000		5,000,000	500			500

Stock issued for cash on March 16, 2001 @ $0.15 per share		231,000	23	34,627		34,650
Stock issued for cash on May 1, 2001 @ $0.15 per share		5,000		750		750
Stock issued for cash on June 8, 2001 @ $0.15 per share		20,000	2	2,998		3,000
Stock issued for cash on July 18, 2001 @ $0.15 per share		10,000	1	1,499		1,500
Stock issued for cash on August 2, 2001 @ $0.15 per share		110,000	11	16,489		16,500
Stock issued for cash on August 13, 2001 @ $0.15 per share		50,000	5	7,495		7,500
Stock issued for cash on September 7, 2001 @ $0.15 per share		10,000	1	1,499		1,500
Stock issued for cash on October 25, 2001 @ $0.15 per share		15,000	2	2,248		2,250
Net loss, December 31, 2001					(47,341)	(47,341)

BALANCE, DECEMBER 31, 2001		5,451,000	545	67,605	(47,341)	20,809

Stock issued for cash on March 1, 2002 @ $0.15 per share		50,000	5	7,495		7,500
Net loss, December 31, 2002					(46,364)	(46,364)

BALANCE, DECEMBER 31, 2002		5,501,000	550	75,100	(93,705)	(18,055)

Capital contribution				12,213		12,213
Net loss, December 31, 2003					(35,565)	(35,565)

BALANCE, DECEMBER 31, 2003		5,501,000	$550	$87,313	$(129,270)	$(41,407)

Capital contribution				5,253		5,253
Net loss, December 31, 2004					(11,298)	(11,298)

BALANCE, DECEMBER 31, 2004		5,501,000	$550	$92,566	$(140,568)	$(47,452)

Capital contribution				27,532		27,532
Net loss, December 31, 2005					(15,837)	(15,837)

BALANCE, DECEMBER 31, 2005		5,501,000	$550	$120,098	$(156,405)	$(35,757)

Net loss, December 31, 2006					(15,270)	(15,270)

BALANCE, DECEMBER 31, 2006		5,501,000	$550	$120,098	$(171,675)	$(51,027)

Net Profit, December 31, 2007					37,228	37,228

BALANCE, DECEMBER 31, 2007		5,501,000	$550	$120,098	$134,447	(13,799)

See Notes to Consolidated Financial Statements

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC. 31		FROM INCEPTION (MAR. 8, 2000) TO
	2007	2006	DEC. 31, 2007

OPERATING ACTIVITIES:
Net income (loss)	$37,228	$(15,270)	$(134,447)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	369	713	3,744
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts receivable	-	554	-
Prepaid Expense	(3,333)		(3,333)
Accounts payable	(12,000)	6,000	-
Sales tax payable	(43)	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,221	(8,003)	(134,036)

INVESTING ACTIVITIES:
Acquisition of property & equipment	-	(207)	(3,744)
NET CASH USED IN INVESTING ACTIVITIES	-	(207)	(3,744)

FINANCING ACTIVITIES:
Proceeds from note payable	(14,193)	8,459	17,132
Increase in loan from officer	(8,995)	-	-
Common stock issued for cash		-	550
Additional paid-in capital		-	120,098
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,188)	8,459	137,780

INCREASE (DECREASE) IN CASH	(967)	249	-

CASH - BEGINNING OF YEAR	967	718	-
CASH - END OF YEAR	$-	$967	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

LAURIER INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

A. ORGANIZATION

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

C. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Laurier International, the parent Company, and Geotheatre Productions, Inc. Geotheatre Productions, Inc., which until September 27, 2007 was a wholly owned subsidiary. On September 27, 2007, the Company divested its wholly-owned subsidiary, Geotheatre Productions, Inc. in consideration of the assumption by the purchaser of current liabilities in the amount of $32,138. As a result, Geotheatre Productions, Inc. is treated as a discontinued operation for the purposes of these financial statements. As of September 27, 2007, the Company’s net investment in Geotheatre Productions, Inc. was ($53,188). The divestiture therefore resulted in a gain on disposal of $85,326. After netting operational losses attributable to such discontinued operations, the Company recorded a gain from Geotheatre Productions, Inc. of $60,920 and $55,585 for the three and nine months ended September 30, 2007, respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

D. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives ranging from 3 to 7 years.

LAURIER INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

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

I. REVENUE RECOGNITION

The Company has not recognized any revenues from its continuing operations.

J. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

LAURIER INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

NOTE 3	WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.
NOTE 4	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $134,447 during the period of March 8, 2000 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has no plans to raise additional funds through debt or equity offerings and is dependent on advances from shareholders to meet its operating expenses. No shareholder has given the Company any commitment with respect to any additional funding. There is no guarantee that the Company will be able to raise the capital necessary to meet its continuing operating expenses.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2007	2006

Office Equipment	$–	$2,528
Equipment	–	1,216

Total Property and Equipment	–	3,744

Less: Accumulated Depreciation	–	(3,375)

Net Property and Equipment	–	369

Depreciation expense for the year ended December 31, 2007 was $-0-.

LAURIER INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 6	NOTE PAYABLE - (A RELATED PARTY)

At December 31, 2007, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $17,132, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,132 due and payable on December 31, 2008. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

NOTE 7	RELATED PARTY TRANSACTION

Effective as of November 1, 2007, the Company entered into a Services Agreement with Fountainhead Capital Management Limited (“FHM”). The term of the Services Agreement is one year and the Company is obligated to pay FHM a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2007. Pursuant to the terms of the Services Agreement, FHMP shall provide the following services to the Company:

(a)  FHM will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHM will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHM will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHM will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHM will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHM will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

LAURIER INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 7	RELATED PARTY TRANSACTION

(g) At the request of the Company’s management, FHM will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHM will assist the Company in satisfying various corporate compliance matters.

NOTE 8	INCOME TAXES

As of December 31, 2007

Deferred tax assets:
Net operating tax carryforwards	$45,712
Other	0

Gross deferred tax assets	45,712
Valuation allowance	(45,712)

Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9	SCHEDULE OF NET OPERATING LOSSES

2000 Net Operating Income	$0
2001 Net Operating Loss	(47,341)
2002 Net Operating Loss	(46,364)
2003 Net Operating Loss	(35,565)
2004 Net Operating Loss	(11,298)
2005 Net Operating Loss	(15,837)
2006 Net Operating Loss	(15,270)
2007 Net Operating Income	37,228
Net Operating Loss	$(134,447)

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $134,447, which will expire 20 years from the date the loss was incurred.

LAURIER INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 10	STOCK TRANSACTIONS

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

On October 25, 2001 the Company issued 15,000 shares of common stock for cash at $0.15 per share.

On March 1, 2002 the Company issued 50,000 shares of common stock for cash at $0.15 per share.

As of December 31, 2007 the Company had 5,501,000 shares of common stock issued and outstanding.

NOTE 11	STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

* Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

* Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,501,000 shares issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our sole officer and director concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held
Thomas W. Colligan	36	CEO, CFO President,Treasurer and Secretary since 2007

Thomas W. Colligan has been our director, chief executive officer, chief financial officer, president, treasurer and secretary since October 2007. He is also currently the business development manager of Adventist Healthcare, Inc. and has held such position since June 2005. Mr. Colligan has also been an adjunct professor of psychology at Montgomery College, Maryland, since 2003 and a Group Psychotherapist with J&E Associates in Maryland since November 2001. Mr. Colligan holds a Masters Degree in Social Work and specializes in the delivery of quality behavioral healthcare to individuals and groups. Prior to joining Adventist, Mr. Colligan’s work focused on the investigation and analysis of clinical data relating to behavioral health through his work as a Clinical Research Coordinator and Psychotherapist with the Centers for Behavioral Health in Maryland. Mr. Colligan has also co-authored three works: “Understanding Workplace Stress - Journal of Workplace Behavioral Health;” “Measuring cultural climate in a uniformed services medical center, Military Medicine, 164(3), 202-208;” and “Spouse abuse: Physician guidelines to identification, diagnosis, and management in the uniformed services, Military Medicine, 164(1), 30-36.” Mr. Colligan is currently an MBA candidate at Frostburg State University in Maryland. He expects to matriculate in August 2006. Other than Dalkeith Investments, Inc. and Yacht Finders, Inc., Mr. Colligan is not a director, executive officer or significant shareholder of any other public reporting company.

Mr. Colligan devotes less than 5% of his business time to the affairs of the Company. The time Mr. Colligan spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Colligan, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2007, all reports required to be filed were filed on a timely basis.

Code of Ethics

On November 1, 2007, our board of directors adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Currently Mr. Colligan is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Colligan serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Our sole officer and director, Thomas Colligan, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Colligan may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2007 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Fountainhead Capital Management Limited	4,531,002	82.37%
Portman House Hue Street St Helier Jersey JE4 5RP

La Pergola Investments Limited	799,589	14.54%
Portman House Hue Street St Helier Jersey JE4 5RP

Thomas Colligan	0	0.00%
5528 Westcott Circle Frederick, Maryland

Officers and directors as a group (four persons)	0	0.00%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2007.  All percentages for common stock are calculated based upon a total of 5,501,000 shares outstanding as of December 31, 2007, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At December 31, 2007, the Company had loans and notes outstanding from Fountainhead Capital Management Limited (“FHMP”), a shareholder of the Company owning 82.37% of the Company’s issued and outstanding shares in the aggregate amount of $17,132, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On December 31, 2007, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $17,132 due and payable on December 31, 2008. The principal balance of the convertible promissory note and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

Effective as of November 1, 2007, the Company entered into a Services Agreement with FHMP. The term of the Services Agreement is one year and the Company is obligated to pay FHMP a quarterly fee in the amount of $10,000, in cash or in kind, on the first day of each calendar quarter commencing November 1, 2007. Pursuant to the terms of the Services Agreement, FHMP shall provide the following services to the Company:

(a)  FHMP will familiarize itself to the extent it deems appropriate with the business, operations, financial condition and prospects of the Company;

(b) At the request of the Company’s management, FHMP will provide strategic advisory services relative to the achievement of the Company’s business plan;

(c) FHMP will undertake to identify potential merger and acquisition targets for the Company and assist in the analysis of proposed transactions;

(d) FHMP will assist the Company in identifying potential investment bankers, placement agents and broker-dealers who are qualified to act on behalf of the Company to achieve its strategic goals.

(e) FHMP will assist in the identification of potential investors which might have an interest in evaluating participation in financing transactions with the Company;

(f) FHMP will assist the Company in the negotiation of merger, acquisition and corporate finance transactions;

(g) At the request of the Company’s management, FHMP will provide advisory services related to corporate governance and matters related to the maintenance of the Company’s status as a publicly-reporting company; and

(h) At the request of the Company’s management, FHMP will assist the Company in satisfying various corporate compliance matters.

A copy of the Services Agreement is attached as Exhibit 10.1

ITEM 13. EXHIBITS

Exhibit	Number Description

10.1	Services Agreement with Fountainhead Capital Management Limited

31.1	Certification of Principal Executive Officer and PrincipalFinancial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and PrincipalFinancial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by Chang G. Park, C.P.A. for the audit of the annual financial statements and review of the quarterly statements and review of the Company’s Quarterly and Annual Reports was $6,800 for the fiscal year ended December 31, 2007 and $2,000 for the fiscal year ended December 31, 2006 and for other services were $3,900 during the year ended December 31, 2006. The Company had no other audit-related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2007 and 2006, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 3, 2008

LAURIER INTERNATIONAL, INC.

By: /s/ Thomas Colligan
Name: Thomas Colligan
Title: Chief Executive Officer, Director,
President, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Services Agreement with Fountainhead Capital Management Limited

31.1	Certification of Principal Executive Officer and PrincipalFinancial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and PrincipalFinancial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.