Form 10QSB
period 2008-03-31
LAURIER INTERNATIONAL INC
filed 2008-04-18
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

Commission File Number: 333-100259

LAURIER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2286452
(State of organization)	(I.R.S. Employer Identification No.)

122 Ocean Park Blvd.
Suite 307
Santa Monica, California 90405
(Address of principal executive offices)

(310) 396-1691
Registrant’s telephone number, including area code

_____
Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 par value

There are 5,501,000 shares of common stock outstanding as of March 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheet

	(Unaudited)
	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
ASSETS

Current Assets
Prepaid expense	$-	$3,333

TOTAL ASSETS	$-	$3,333

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$3,945	$-
Note payable - (a related party)	30,159	17,132
Accrued interest	257	-

Total Current Liabilities	34,361	17,132

TOTAL LIABILITIES	34,361	17,132

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-
Common stock, ($.0001 par value, 80,000,000 shares authorized; 5,501,000 shares outstanding as of March 31, 2008 and December 31, 2007)	550	550
Additional paid-in capital	120,098	120,098
Deficit accumulated during development stage	(155,009)	(134,447)

Total Stockholders' Equity (Deficit)	(34,361)	(13,799)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$3,333

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	March 8, 2000 (Inception) through March 31, 2008

Revenues

Revenues	$-	$-	$-

Total Revenues			-

Operating Costs
General and Administrative expenses	20,305	4,630	146,690

Total Operating Costs	20,305	4,630	146,690

Other income (loss)
Interest expense	(257)	-	(257)
Total other income (loss)	(257)	-	(257)

Loss from Continuing Operation	(20,562)	(4,630)	(146,947)

Discontinued Operation
Gain (loss) from Subsidiary-Geotheatre	-	-	(8,062)
(Including gain on disposal of $85,326)
Gain (loss) from discontinued operation	-	-	(8,062)

Net Gain (Loss)	(20,562)	(4,630)	(155,009)

Basic earnings (loss) per share
Continued operation	$(0.00)	$(0.00)

Discontinued operation	$-	$-

Weighted average number of common shares outstanding	5,501,000	5,501,000

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	March 8, 2000 (Inception) through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(20,562)	$(4,630)	$(155,009)
Adjustments to reconcile net loss to net cash provided
(used in) by operating activities:
Depreciation expense	-	141	3,744
Changes in operating assets and liabilities:			-
Decrease (increase) in prepaid expense	3,333	-	-
Increase (decrease) in accounts payable	3,945	1,500	1,445
Increase (decrease) in interest payable	257	-	257

Net cash provided by (used in) operating activities	$(13,027)	$(2,989)	$(149,563)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property & equipment	-	-	(3,744)

Net cash provided by (used in) investing activities	-	-	(3,744)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (payments) from note payable	13,027	-	30,159
Increase in loan from officer	-	2,097	-
Common stock issued for cash			550
Additional paid-in capital	-	-	120,098

Net cash provided by (used in) financing activities	13,027	2,097	150,807

Net increase (decrease) in cash	-	(892)	(2,500)

Cash at beginning of period	-	967	-

Cash at end of period	$-	$75	$-

Supplemental cash flows disclosures:

Cash paid during period for interest	$-	$-

Cash paid during period for income taxes	$-	$-

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

Business description

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

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of 155,009 during the period of March 8, 2000 (inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. NOTE PAYABLE - (RELATED PARTY)

At March 31, 2008, the Company had loans and notes outstanding from certain shareholders in the aggregate amount of $13,027, which represents amounts loaned to the Company to pay the Company’s expenses of operation. On March 31, 2008, this shareholder payable was exchanged for a convertible promissory note with a principal balance of $13,027 due and payable on March 31, 2009. The Company had previously issued a convertible promissory note with a principal balance of $17,132 to the same shareholder, and as a result, the aggregate principal amount due to this shareholder as of March 31, 2008 was $30,159, together with accrued interest payable of $257. The principal balance of the convertible promissory notes and all accrued interest thereunder is convertible, in whole or in part, into shares of the Company’s common stock at the option of the payee or other holder thereof at any time prior to maturity, upon ten days advance written notice to the Company. The number of shares of the Company’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, the note shall be cancelled and a replacement note in identical terms shall be promptly issued by the maker to the holder thereof to evidence the remaining outstanding principal amount thereof as of the date of the conversion, if applicable. In the event of a stock split, combination, stock dividend, recapitalization of the Company or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 7. RELATED PARTY TRANSACTION

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

NOTE 8. INCOME TAXES

As of March 31, 2008
Deferred tax assets:
Net operating tax carryforwards	$52,703
Other	0
Gross deferred tax assets	52,703
Valuation allowance	(52,703)

Net deferred tax assets	$0

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 8. INCOME TAXES (CON’T)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; -0- shares issued and outstanding.

*	Common stock, $0.0001 par value: 80,000,000 shares authorized; 5,501,000 shares issued and outstanding.

NOTE 10. SIGNIFICANT EVENTS

On September 27, 2007, the Company divested its wholly-owned subsidiary, Geotheatre Productions, Inc. in consideration of the assumption by the purchaser of current liabilities in the amount of $32,138. As a result, Geotheatre Productions, Inc. is treated as a discontinued operation for the purposes of these financial statements.

On March 5, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arno Therapeutics, Inc., a Delaware corporation (“Arno”) and the Company’s wholly-owned subsidiary, Laurier Acquisition, Inc., a Delaware corporation (“Laurier Merger Sub”), pursuant to which Arno will complete an acquisition and recapitalization transaction (the “Merger”) with the Company. Arno is a development-stage biopharmaceutical company that develops and commercializes innovative products for the treatment of cancer. The Merger is subject to customary conditions of closing, including a financing requirement regarding Arno. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

At the effective time of the Merger, each of the then issued and outstanding shares of common stock, $0.001 par value per share (Arno “Common Stock”) of Arno will be automatically converted into such number of shares of the Company’s common stock par value $0.0001 per share (the “Laurier Common Stock”) determined by dividing (x) 20,903,000 by (y) the aggregate number of shares of Arno Common Stock issued and outstanding immediately prior to the effective time, on a fully diluted basis, after giving effect to the conversion, exchange and exercise of all securities that are currently directly or indirectly convertible into or exercisable for Arno Common Stock (the “Exchange Ratio”), so that, after giving effect to such Merger, the holders of Arno Common Stock will hold approximately 95% of the issued and outstanding shares of Laurier Common Stock. All outstanding warrants, options and other rights to purchase or acquire shares of Arno Common Stock outstanding immediately prior to the Merger shall convert into the right to purchase that number of shares of Laurier Common Stock based upon and at exercise prices adjusted by the Exchange Ratio.

At the effective time of the Merger, the stockholders of the Company immediately prior to the Merger will hold 1,100,200 shares of Laurier Common Stock, which shall represent approximately 5% of the outstanding shares of Laurier Common Stock on a fully-diluted basis immediately following the effective time. At December 31, 2007, the Company was indebted to Fountainhead Capital Management Limited, a shareholder holding approximately 82.4% of the Company’s Common Stock, in the amount of $17,132.00 comprising a convertible promissory note due and payable on December 31, 2008 (the “Laurier Note”). As a condition to the closing of the Merger, the principal balance of the Laurier Note and all accrued interest thereunder shall be converted into a number of shares of Laurier such that the total number of shares of Laurier Common Stock outstanding immediately prior to the effective time of the Merger will not exceed 1,100,200.

LAURIER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Stated in US Dollars)
(Unaudited)

NOTE 10. SIGNIFICANT EVENTS (CON’T)

Upon completion of the Merger, the Company will adopt and continue implementing Arno’s business plan. Further, upon completion of the Merger, the current officers and directors of the Company will resign and the current officers and directors of Arno will be appointed officers and directors of the Company. For accounting purposes, the Merger is expected to be accounted for as a reverse acquisition with Arno as the accounting acquiror (legal acquiree) and the Company as the accounting acquiree (legal acquiror).

Pursuant to the terms of the Merger Agreement, the Merger shall close on or before May 15, 2008. Outside of the Merger Agreement and the transactions contemplated thereby, there is no material relationship between the Company and Arno.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a presently a shell company (as defined in Rule 12b-2 of the Exchange Act) whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2007.

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

Results of Operations for Fiscal Quarter Ended March 31, 2008 Compared To March 31, 2007

During the first fiscal quarter of 2008, we had no revenues and had a net loss of $(20,562) compared to a net loss of $(4,630) in the first fiscal quarter of 2007. General and administrative expenses in the first quarter of 2008 related to transfer agent fees, professional fees, filing agent fees, franchise tax and other compliance fees and payment of service fees in the amount of $10,000 to Fountainhead Capital Management Limited, a shareholder of the Company and related party. General and administrative expenses in the first quarter of 2007 related to accounting and legal fees, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2008 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $155,009. As of March 31, 2008 we had total liabilities of $34,361.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $20,000 in the fiscal year ending December 31, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had $34,361 negative working capital as of March 31, 2008; we had an accumulated deficit of $155,009 incurred  through  March 31, 2008 and recorded a loss of $(20,562) for the first quarter of 2008 and a loss of $(18,357) from continuing operations for the fiscal year ended December 31, 2007.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2008 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 5, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arno Therapeutics, Inc., a Delaware corporation (“Arno”) and the Company’s wholly-owned subsidiary, Laurier Acquisition, Inc., a Delaware corporation (“Laurier Merger Sub”), pursuant to which Arno will complete an acquisition and recapitalization transaction (the “Merger”) with the Company. Arno is a development-stage biopharmaceutical company that develops and commercializes innovative products for the treatment of cancer. The Merger is subject to customary conditions of closing, including a financing requirement regarding Arno. However, there can be no assurance that the conditions to closing will be fulfilled or that the Merger will ultimately be consummated.

At the effective time of the Merger, each of the then issued and outstanding shares of common stock, $0.001 par value per share (Arno “Common Stock”) of Arno will be automatically converted into such number of shares of the Company’s common stock par value $0.0001 per share (the “Laurier Common Stock”) determined by dividing (x) 20,903,000 by (y) the aggregate number of shares of Arno Common Stock issued and outstanding immediately prior to the effective time, on a fully diluted basis, after giving effect to the conversion, exchange and exercise of all securities that are currently directly or indirectly convertible into or exercisable for Arno Common Stock (the “Exchange Ratio”), so that, after giving effect to such Merger, the holders of Arno Common Stock will hold approximately 95% of the issued and outstanding shares of Laurier Common Stock. All outstanding warrants, options and other rights to purchase or acquire shares of Arno Common Stock outstanding immediately prior to the Merger shall convert into the right to purchase that number of shares of Laurier Common Stock based upon and at exercise prices adjusted by the Exchange Ratio.

At the effective time of the Merger, the stockholders of the Company immediately prior to the Merger will hold 1,100,200 shares of Laurier Common Stock, which shall represent approximately 5% of the outstanding shares of Laurier Common Stock on a fully-diluted basis immediately following the effective time. At December 31, 2007, the Company was indebted to Fountainhead Capital Management Limited, a shareholder holding approximately 82.4% of the Company’s Common Stock, in the amount of $17,132.00 comprising a convertible promissory note due and payable on December 31, 2008 (the “Laurier Note”). As a condition to the closing of the Merger, the principal balance of the Laurier Note and all accrued interest thereunder shall be converted into a number of shares of Laurier such that the total number of shares of Laurier Common Stock outstanding immediately prior to the effective time of the Merger will not exceed 1,100,200.

Upon completion of the Merger, the Company will adopt and continue implementing Arno’s business plan. Further, upon completion of the Merger, the current officers and directors of the Company will resign and the current officers and directors of Arno will be appointed officers and directors of the Company. For accounting purposes, the Merger is expected to be accounted for as a reverse acquisition with Arno as the accounting acquiror (legal acquiree) and the Company as the accounting acquiree (legal acquiror).

Pursuant to the terms of the Merger Agreement, the Merger shall close on or before May 15, 2008. Outside of the Merger Agreement and the transactions contemplated thereby, there is no material relationship between the Company and Arno.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement and Plan of Merger, a copy of which is filed as Exhibit 2.1 to Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on March 6, 2008 and this report and is incorporated herein by reference. Pursuant to the Merger Agreement, each of Arno, the Company and Laurier Merger Sub made certain representations, warranties and covenants. The representations, warranties and covenants were made by the parties to and solely for the benefit of each other in the context of all of the terms and conditions of the Merger Agreement and in the context of the specific relationship between such parties. Accordingly, investors and stockholders should not rely on the representations, warranties and covenants. Furthermore, investors and stockholders should not rely on the representations, warranties and covenants as characterizations of the actual state of facts or continuing intentions of the parties, since they were only made as of the date of the Merger Agreement. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s reports or other filings with the SEC.

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

LAURIER INTERNATIONAL, INC.

Date: April 18, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.