Form 10-Q
period 2008-06-30
Arno Therapeutics, Inc
filed 2008-08-14
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-52153

ARNO THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	52-2286452
(State of Incorporation)	(I.R.S. Employer Identification No.)

30 Two Bridges Rd., Suite #270
Fairfield, NJ 07004
(Address of principal executive offices)(Zip Code)

(862) 703-7170
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated file, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2008, there were 20,392,024 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Index

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Statements of Operations for the three and six months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and for the cumulative period from August 1, 2005 (inception) through June 30, 2008 (unaudited)	4

	Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through June 30, 2008 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited) and for the cumulative period from August 1, 2005 (inception) through June 30, 2008 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

PART II	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	25

	Signatures	25

	Exhibit Index

 Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, our research and development programs and planning for and timing of any clinical trials, the possibility, timing and outcome of submitting regulatory filings for our product candidates under development, research and development of particular drug products, the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

•	the risk that we may not successfully develop and market our product candidates, and even if we do, we may not become profitable;
•	risks relating to the progress of our research and development;
•
risks relating to significant, time-consuming and costly research and development efforts, including pre-clinical studies, clinical trials and testing, and the risk that clinical trials of our product candidates may be delayed, halted or fail;

•
risks relating to the rigorous regulatory approval process required for any products that we may develop independently, with our development partners or in connection with any collaboration arrangements;

•
the risk that changes in the national or international political and regulatory environment may make it more difficult to gain U.S. Food and Drug Administration, or FDA, or other regulatory approval of our drug product candidates;

•	risks that the FDA or other regulatory authorities may not accept any applications we file;
•
risks that the FDA or other regulatory authorities may withhold or delay consideration of any applications that we file or limit such applications to particular indications or apply other label limitations;

•	risks that, after acceptance and review of applications that we file, the FDA or other regulatory authorities will not approve the marketing and sale of our drug product candidates;
•	risks relating to our drug manufacturing operations, including those of our third-party suppliers and contract manufacturers;
•
risks relating to the ability of our development partners and third-party suppliers of materials, drug substance and related components to provide us with adequate supplies and expertise to support manufacture of drug product for initiation and completion of our clinical studies;

•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers; and
•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern.

Other risks that may affect forward-looking statements contained in this report are described in our Current Report on Form 8-K filed on June 9, 2008 under the caption “Risk Factors.” These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the June 9, 2008 Form 8-K and elsewhere in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$14,412,517	$1,646,243
Prepaid expenses	122,999	74,092
Total current assets	14,535,516	1,720,335
Deferred financing fees, net	—	13,541
Property and equipment, net	47,086	38,193
Security deposit	12,165	12,165
TOTAL ASSETS	$14,594,767	$1,784,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$856,948	$111,474
Accrued expenses	880,232	1,120,179
Due to related party	203,426	583
Convertible notes and accrued interest payable	—	4,179,588
TOTAL LIABILITIES	1,940,606	5,411,824

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value: 20,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized, 20,392,024 shares issued and outstanding at June 30, 2008 and 9,968,797 shares issued and outstanding at December 31, 2007	2,039	997
Additional paid-in capital	23,852,225	102,003
Deficit accumulated during the development stage	(11,200,103)	(3,730,590)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	12,654,161	(3,627,590)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$14,594,767	$1,784,234

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Cumulative Period from August 1, 2005 (inception) Through June 30, 2008

OPERATING EXPENSES
Research and development	$2,101,862	$401,402	$5,289,044	$612,199	$8,554,141
General and administrative	741,112	75,512	1,173,377	133,540	1,538,786
Total Operating Expenses	2,842,974	476,914	6,462,421	745,739	10,092,927

LOSS FROM OPERATIONS	(2,842,974)	(476,914)	(6,462,421)	(745,739)	(10,092,927)

OTHER INCOME (EXPENSE)
Interest income	18,173	36,146	28,961	47,697	152,923
Interest expense	(946,129)	(64,550)	(1,036,053)	(97,808)	(1,260,099)
Total Other Income (Expense)	(927,956)	(28,404)	(1,007,092)	(50,111)	(1,107,176)

NET LOSS	$(3,770,930)	$(505,318)	$(7,469,513)	$(795,850)	$(11,200,103)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.29)	$(0.05)	$(0.65)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	13,175,944	9,968,797	11,572,370	9,968,797

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 INCEPTION THROUGH JUNE 30, 2008
(Unaudited)

	Common Stock		Additional Paid-	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	In Capital	Stage	Equity (Deficiency)

Issuance of common stock to founders at $0.0001 per share	9,968,797	$997	$4,003	$-	$5,000
Issuance of stock options for services	-	-	98,000	-	98,000
Net loss, period from August 1, 2005 (inception) through December 31, 2007	-	-	-	(3,730,590)	(3,730,590)
Balance at December 31, 2007	9,968,797	$997	$102,003	$(3,730,590)	$(3,627,590)
Common stock sold in private placement, net of issuance costs of $141,646	7,360,689	736	17,689,301	-	17,690,037
Conversion of notes payable upon closing of private placement	1,962,338	196	4,278,322	-	4,278,518
Discount arising from note conversion	-	-	475,391	-	475,391
Warrants issued in connection with note conversion	-	-	348,000	-	348,000
Reverse merger transaction-Elimination of accumulated deficit	-	-	(120,648)	-	(120,648)
Previously issued Laurier common stock	1,100,200	110	120,538	-	120,648
Warrants issued for services	-	-	480,400	-	480,400
Employee stock based compensation	-	-	400,818	-	400,818
Consultant stock based compensation	-	-	78,100	-	78,100
Net loss, six months ended June 30, 2008				(7,469,513)	(7,469,513)
Balance at June 30, 2008	20,392,024	$2,039	$23,852,225	$(11,200,103)	$12,654,161

 See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Cumulative Period from August 1, 2005 (inception) Through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(7,469,513)	$(795,850)	$(11,200,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,598	5,269	51,707
Stock based compensation to employees	400,818	10,000	498,818
Stock based compensation to consultants	78,100	-	78,100
Write-off of intangible assets	-	-	85,125
Warrants issued for services	480,400	-	480,400
Warrants issued in connection with note conversion	348,000	-	348,000
Note discount arising from beneficial conversion feature	475,391	-	475,391
Non-cash interest expense	98,930	92,599	311,518
Changes in operating assets and liabilities:
Prepaid expenses	(48,907)	10,965	(122,999)
Security deposit	-	-	(12,165)
Accounts payable	745,474	(12,438)	856,948
Accrued expenses	(239,947)	327,554	880,232
Due to related parties	202,843	53,871	203,426
Net cash used in operating activities	(4,889,813)	(308,030)	(7,065,602)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of equipment	(13,950)	(2,098)	(53,793)
Cash paid for intangible assets	-	(35,479)	(85,125)
Proceeds from related party advance	-	175,000	525,000
Repayment of related party advance	-	(525,000)	(525,000)
Net cash used in investing activities	(13,950)	(387,577)	(138,918)

CASH FLOWS FROM FINANCING ACTIVITES:
Deferred financing fees paid	(20,000)	(25,000)	(45,000)
Proceeds from issuance of common stock in private placement, net	17,690,037	-	17,690,037
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of notes payable	1,000,000	-	1,000,000
Repayment of notes payable	(1,000,000)	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	3,867,000	3,967,000
Net cash provided by financing activities	17,670,037	3,842,000	21,617,037
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,766,274	3,146,393	14,412,517
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,646,243	18,201	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,412,517	$3,164,594	$14,412,517

Supplemental Disclosure of Non-Cash and Financing Activities:
Conversion of notes payable and interest to common stock	$4,277,729	$-	$4,277,729
Common shares of Laurier issued in reverse merger transaction	$110	-	$110

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or “the Company”) commercially develops innovative products for the treatment of cancer. Arno’s lead compound, AR-67, is currently in Phase I clinical studies for the treatment of solid tumors. AR-67 is a novel, third-generation camptothecin analogue that has exhibited high potency and improved pharmacokinetic properties compared with first-and second-generation camptothecin analogues. The Company is also developing two novel pre-clinical compounds, AR-12 and AR-42, for the treatment of cancer. AR-12 is an orally available inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. AR-42 is an orally available, broad spectrum inhibitor of deacetylase targets, referred to as pan-DAC inhibition, as well as an inhibitor of Akt.

The Company was incorporated in Delaware in March 2000, at which time its name was Laurier International, Inc. (“Laurier”). Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation (“Old Arno”)” and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger. Further, Laurier, which was a non-operating shell company prior to the Merger, adopted the business plan of Old Arno. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. All costs incurred in connection with the Merger have been expensed. On June 2, 2008, Old Arno completed a private placement of its common stock resulting in gross proceeds of approximately $17,832,000. See Note 6.

2. BASIS OF PRESENTATION

The Company is a development stage company since it has not yet generated any revenue from the sale of its products. Through June 30, 2008, the Company’s efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full 2008 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008 reflect only the operations of Old Arno.

These financial statements have been prepared by management and should be read in conjunction with the audited financial statements for Arno Therapeutics, Inc. and notes thereto for the year ended December 31, 2007, included in the Company’s audited financial statements in our current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2008.

    Following the Merger, the holders of Old Arno common stock immediately prior to the Merger held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares underlying outstanding options and warrants. In accordance with the terms of the Merger, Old Arno’s outstanding common stock automatically converted into shares of Laurier common stock at a conversion ratio of 1.99377. All share and per share information in the interim condensed financial statements has been restated to retroactively reflect the conversion ratio of 1.99377.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

For the three and six months ended June 30, 2008, the Company reported a net loss of $3,770,930, and $7,469,513, respectively, and the net loss from the date of inception, August 1, 2005 through June 30, 2008 was $11,200,103. The Company’s total cash balance as of June 30, 2008 was $14,412,517 compared to $1,646,243 at December 31, 2007.

Through June 30, 2008, all of the Company’s financing has been through private placements of common stock and debt financing. During June 2008, the Company completed a private placement of its common stock, raising approximately $17,832,000 in gross proceeds. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The Company plans to continue to fund operations from its existing cash balances and additional funds raised through various sources, such as equity and debt financing. Based on its current resources at June 30, 2008, and the current plan of expenditure on continuing development of current products, the Company believes that it has sufficient capital to fund its operations into the third quarter of 2009, and will need additional financing in the future until it can achieve profitability, if ever. The success of the Company depends on its ability to discover and develop new products to the point of the Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. The Company plans to raise additional equity capital to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. However, there can be no assurance that the Company will be able to raise additional capital at times or on terms that it desires, if at all. If the Company is unable to raise or otherwise secure additional capital, it will likely be forced to curtail its operations, which would delay the development of its product candidates.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. Balances in these accounts may exceed federally insured limits at times.

(c) Deferred Financing Fees

Deferred financing fees are associated with obtaining long and short-term debt financing which have been deferred and were amortized to interest expense over the expected term of the related debt, and have been fully amortized upon the repayment of the Notes concurrent with the Company’s June 2008 private placement. See Note 6.

(d) Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development and insurance policies. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight line method.

(e) Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements and computer equipment and are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.

Description	Estimated Useful Life
Office equipment and furniture	5 to 7 years
Leasehold improvements	3 years
Computer equipment	3 years

(f) Fair Value of Financial Instruments

Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents and accounts payable. The carrying amounts of these instruments reasonably approximate their fair values due to their short maturities.

(g) Research and Development

Research and development costs are charged to expense as incurred. Research and development includes fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

(h) Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”), which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company uses the Black-Scholes option-pricing model to calculate the fair value of options and warrants granted under SFAS 123R. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest based on time-based or performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to the Company’s development performance.

The Company accounts for stock-based compensation arrangements for non-employees under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As such, we measure transactions on the grant date at either the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable.

(i) Loss per Common Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Potentially dilutive securities include:

	June 30, 2008	June 30, 2007
Warrants to purchase common stock	495,252	—
Options to purchase common stock	1,116,508	548,286
Total potential dilutive securities	1,611,760	548,286

(j) Comprehensive Loss

We have no components of other comprehensive loss other than our net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(k) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized. As of June 30, 2008, the Company’s deferred tax assets are fully reserved for.

(l) Recently Issued Accounting Standards

    In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial statements.

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

AR-67 License Agreement

The Company’s rights to AR-67 are governed by an October 2006 license agreement with the University of Pittsburgh (“Pitt”). Under this agreement, the Company holds an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. The Company has expanded, and intends to continue to expand, its patent portfolio by filing additional patents covering expanded uses for this technology.

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $60,000.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application (“NDA”), by the FDA for AR-67. The Company is also required to pay to Pitt an annual maintenance fee on each anniversary of the license agreement, and to pay Pitt a royalty equal to a percentage of net sales of AR-67. To the extent the Company enters into a sublicensing agreement relating to AR-67, the Company will pay Pitt a portion of all non-royalty income received from such sublicensee.

Under the license agreement with Pitt, the Company also agreed to indemnify and hold Pitt and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with (i) the production, manufacture, sale, use, lease, consumption or advertisement of AR-67, (ii) the practice by the Company or any affiliate or sublicensee of the licensed patent; or (iii) any obligation of the Company under the license agreement unless any such claim is determined to have arisen out of the gross negligence, recklessness or willful misconduct of Pitt. The license agreement will terminate upon the expiration of the last patent relating to AR-67. Pitt may generally terminate the agreement at any time upon a material breach by the Company to the extent it fails to cure any such breach within 60 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the agreement for any reason upon 90 days prior written notice.

AR-12 and AR-42 License Agreements

The Company’s rights to both AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation, (“Ohio State”), entered into in January 2008. Pursuant to each of these agreements, the Company has exclusive, worldwide, royalty-bearing licenses to commercialize certain patent applications, know-how and improvements relating to AR-42 and AR-12 for all therapeutic uses.

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses in the aggregate amount of approximately $134,000. Additionally, the Company will be required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-12 and AR-42. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, it will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

The license agreements with Ohio State further provide that the Company will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42, respectively, expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon our breach of the terms of the license the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or our bankruptcy. The Company may terminate either license upon 90 days prior written notice.

6. STOCKHOLDERS’ EQUITY

(a) Common Stock

As a condition to the closing of the Merger, on June 2, 2008, the Company completed a private placement of 7,360,689 shares of its common stock (as adjusted to give effect to the Merger), resulting in gross proceeds of approximately $17,832,000. Issuance costs related to the private placement were approximately $142,000, which were capitalized and charged to stockholders’ equity upon completion. Prior to the completion of this private placement, the Company had outstanding a series of 6% Convertible Promissory Notes (“Notes”) in the aggregate principal amount of approximately $4,000,000.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

In accordance with the terms of these Notes, contemporaneously with the completion of the June 2, 2008 private placement, the outstanding principal and accrued interest under the Notes converted into an aggregate of 1,962,338 shares of common stock at an exercise price of $2.42 per share (as adjusted to give effect to the Merger).

Additionally, 1,100,200 shares of common stock that were held by the original stockholders of Laurier prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying condensed financial statements.

In August 2005, the Company issued an aggregate of 9,968,787 shares of common stock to its founders for $5,000.

(b) Warrants

    In conjunction with the conversion of the Notes described above, the Company issued warrants to purchase 196,189 shares of common stock, with an exercise price of $2.42 per share. The fair value of the warrants based upon the Black-Scholes option-pricing model was determined to be approximately $348,000. The assumptions used under the Black-Scholes option-pricing model included a risk free interest rate of 3.41%, volatility of 94.30%, and a five year life.

In connection with the in-licensing of the Company’s compounds AR-12 and AR-42 product candidates, the Company issued 299,063 fully vested warrants to employees of Two River Group Holdings, LLC (see Note 8) and a consultant for their consultation and due diligence efforts as part of a finder’s fee arrangement. The warrants have an exercise price of $2.42 and are valued at $480,400 based upon the Black-Scholes option-pricing model. The assumptions used under the Black-Scholes option pricing model included a risk free interest rate of 3.27%, volatility of 80.80% and a five year life.

7. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there are 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed ten years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years.

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The Company estimated the fair value of each option award using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Term	5 years	10 years	5-10 years	10 years
Volatility	89%	65%	83-89%	65%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	4.9%	2.5-2.8%	4.9%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company calculates the estimated life of stock options using the “simplified” method as permitted by SAB 107.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Total stock compensation costs for the cumulative period from August 1, 2005 (inception) through June 30, 2008 totaled $576,918 of which $370,318 was included in general and administrative expense and $206,600 was included in research and development expense. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation of $478,918 and $10,000, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation of $78,100 and $0, respectively.

At June 30, 2008, the total outstanding, and the total exercisable, options under the Plan were as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	1,116,508	$1.43	8.29 years	$2,031,306
Total exercisable options	548,286	$1.28	7.25 years	$1,058,089

During the six months ended June 30, 2008, the Company granted to two members of its Board of Directors options to purchase an aggregate of 299,065 shares of common stock at an exercise price of $2.42. The right to purchase 50% of such shares vest immediately and the right to purchase the remaining amount vest over the subsequent two years at a rate of 25% per year. A fair value of $540,700 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company granted to a scientific advisory board member options to purchase 49,844 shares of common stock at an exercise price of $2.42, which vested immediately. A fair value of $78,100 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company granted to an employee options to purchase 79,750 shares of common stock at an exercise price of $2.42. The right to purchase 25% of such shares vest on the employee’s first anniversary of employment, with the remaining shares vesting monthly for the following three years. A fair value of $138,100 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2007, the Company granted to its President and Chief Medical Officer options to purchase 199,377 shares of common stock at an exercise price of $1.00, of which 50% have vested on the first anniversary and the remaining 50% will vest on the second anniversary in accordance with the executive’s employment agreement. An additional 199,377 shares vest upon the achievement of performance milestones, of which 50% have vested as of May 31, 2008, and the remaining 50% will vest on the second anniversary in accordance with the executive’s employment agreement. A fair value of $252,768 was assigned to the options based on the Black-Scholes option-pricing model.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Activity with respect to options granted under the Plan is summarized as follows:

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	687,849	$1.32	149,532	$0.13
Granted under the Plan	428,659	2.42	398,754	1.00
Exercised	—	—	—	—
Surrendered/cancelled	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2008 and 2007, respectively	1,116,508	$1.43	548,286	$0.76
Exercisable at June 30, 2008 and 2007, respectively	548,286	$1.28	149,532	$0.13

As of June 30, 2008, there was approximately $434,000 of unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 2 years.

As of June 30, 2008, an aggregate of 1,874,147 shares remained available for future grants and awards under the Plan, which covers stock options and restricted awards. The Company issues unissued shares to satisfy stock options exercises and restricted stock awards.

8. RELATED PARTIES

On occasion, some of the Company’s expenses have been paid by Two River Group Holdings, LLC (“Two River”), a company controlled by several partners who are also directors and officers of the Company. No interest is charged by Two River on any outstanding balance owed by the Company. At June 30, 2008, reimbursable expenses totaled $203,426, which was primarily related to finder’s fees paid to Two River employees for consulting and due diligence efforts of $150,000 related to the in-licensing of AR-12 and AR-42. In addition to the cash consideration, the Company also granted fully vested warrants to purchase 299,063 shares of its common stock at an exercise price of $2.42. The warrants have a five year life and are valued at $480,400 based upon the Black-Scholes option-pricing model.

The Company utilized the services of Riverbank Capital Securities, Inc. (“Riverbank”), for investment advisory services in connection with the June 2008 private placement and the Notes. Riverbank is an entity controlled by several partners of Two River who are also officers and directors of the Company. The Company paid a $100,000 non-accountable expense allowance to Riverbank for these services related to the June 2008 private placement and is not obligated to Riverbank for any future payments.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

9. COMMITMENTS AND CONTINGENCIES

On August 10, 2007, the Company entered into an operating lease for office space located in Fairfield, New Jersey. The Company is obligated under non-cancelable operating leases for the office space and related office equipment expiring at various dates through 2010.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

The aggregate remaining minimum future payments under these leases at June 30, 2008 are approximately as follows:

Year Ended December 31,
2008	$26,000
2009	55,000
2010	52,000
Total	$133,000

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 5.

The aggregate minimum commitment under these contracts as of June 30, 2008 is approximately $1,700,000.

On June 1, 2007, the Company entered into an employment agreement with Scott Z. Fields, M.D., as its President and Chief Medical Officer. The agreement provides for a term of two years expiring on May 31, 2009, and an initial base salary of $340,000, plus an annual target performance bonus of up to $150,000. Pursuant to the employment agreement, Dr. Fields received a stock option to purchase 398,754 shares of the Company’s common stock at an exercise price of $1.00. The right to purchase 199,377 shares vest pro rata on the first two anniversaries of his employment, of which one-half or 99,689 have vested as of May 31, 2008, and the right to purchase the remaining 199,377 shares vest upon the achievement of performance milestones, of which one-half or 99,689 have vested as of May 31, 2008. The stock option grant had an approximate fair value of $252,800 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles Dr. Fields to certain severance benefits. In the event the Company terminates Dr. Fields’ employment without cause, then Dr. Fields would be entitled to receive his then annualized base salary for a period of one year, in addition to any accrued obligations, and a pro rata performance bonus based upon achievement for the year of his termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. See “Note Regarding Forward Looking Statements.”

Overview
We are a development stage company focused on acquiring, developing and eventually commercializing innovative products for the treatment of cancer. We seek to acquire rights to novel, pre-clinical or early stage clinical oncology product candidates, primarily from academic and research institutions. We currently have the rights to and are developing three oncology product candidates:

•
AR-67 - Our lead product candidate is a novel, third-generation campothecin analogue. We are currently conducting a multi-center, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors. Once the maximum tolerated dose in the Phase I study is identified, we anticipate commencing a Phase II clinical trial of AR-67 in patients with glioblastoma multiforme, or GBM, an aggressive form of brain cancer. We plan to initiate additional Phase II clinical trials in a variety of other solid and hematological cancers. We are also evaluating an oral formulation of AR-67.

•
AR-12 - We are also developing AR-12, an orally available pre-clinical compound for the treatment of cancer. AR-12 is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting pre-clinical toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009, which will permit us to commence a Phase I clinical study in the United States.

•
AR-42 – We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, or pan-DAC, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. We are currently conducting IND-enabling studies and anticipate filing an IND in early 2009, which will permit us to commence a Phase I clinical study in the United States.

We have no product sales to date and we will not generate any product revenue unless and until we receive approval from the Food and Drug Administration, or FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. There can be no assurance that we will ever received such regulatory approval. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. Currently, the majority of our development expenses have related to our lead product candidate, AR-67, which is in Phase I clinical development. As we proceed with the clinical development of AR-12 and AR-42, our research and development expenses will further increase. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private sales of common stock and borrowings.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and the Three Months Ended June 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes contained elsewhere in this Form 10-Q.

Research and Development Expenses. Research and development, or R&D, expenses for the three months ended June 30, 2008 and 2007 were $2,101,862 and $401,402, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

The increase in R&D expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of $1,700,460 is primarily attributed to approximately $933,000 of manufacturing expenses for our three drug candidates. Increased R&D is also a result of higher clinical development expenses in the second quarter of 2008 of approximately $313,000 as compared to $172,000 for the second quarter of 2007 due to an increase in sponsored clinical trial expenses, which include increased patient enrollment, and the opening of additional clinical sites for AR-67. The remainder of the increase was due to higher legal, regulatory and non-clinical expenditures associated with the development of our three drug candidates. R&D consists primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, manufacturing development, legal fees resulting from intellectual property protection and organizational affairs, and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our R&D costs as they are incurred.

General and Administrative Expenses. General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. G&A expenses for the three months ended June 30, 2008 and 2007 were $741,112 and $75,512, respectively. G&A expenses in the second quarter of 2008 increased by $665,600 due to an increase of employees, increased stock compensation expense resulting in a non-cash charge of approximately $160,000, a one-time charge of $500,000 for consulting fees related to the Merger, increased professional fees, and increased rent as a result of securing approximately 2,000 square feet of office space in Fairfield, New Jersey effective August 10, 2007.

Interest Income. Interest income for the three months ended June 30, 2008 and 2007 was $18,173 and $36,146, respectively. The decrease of $17,973 was attributed to having a lower cash balance earning interest and available at the end of June 2008 as compared to June 2007.

Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007 was $946,129 and $64,550, respectively. The increase of $881,579 is primarily attributable to the conversion of the notes we issued in February 2007, which had an aggregate principal amount of $3,967,000 and accrued interest equal to approximately $312,000. The notes included a 10% discount valued at approximately $475,000 and conversion warrants valued at approximately $348,000 based upon the Black-Scholes option-pricing model. The notes’ principal and accrued interest automatically converted upon the closing of our June 2008 private placement into 1,962,338 shares of our common stock at a conversion price of $2.42.

Due to the factors mentioned above, the net loss for the three months ended June 30, 2008 was $3,770,930, or a net loss of $0.29 per share of common stock, basic and diluted, as compared to a net loss of $505,318 for the three months ended June 30, 2007, or a net loss of $0.05 per common share, basic and diluted.

Comparison of the Six Months Ended June 30, 2008 and the Six Months Ended June 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes contained elsewhere in this Form 10-Q.

Research and Development Expenses. R&D expenses for the six months ended June 30, 2008 and 2007 were $5,289,044 and $612,199, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs. The increase in R&D expenses for the six months ended June 30, 2008 of $4,676,845, is primarily attributed to manufacturing costs of approximately $2,120,000 for the development of our three drug candidates. Increased R&D expenditures during the six months ended June 30, 2008 of approximately $1,490,000 are also attributed to initial licensing fees paid to acquire the worldwide rights to AR-12 and AR-42 and related fees paid to finders for consultation and due diligence during the first quarter of 2008, in addition to legal fees related to the prosecution and filings for our drug candidates. The increased R&D expense is also attributable to higher clinical development expenses during the six months ended 2008 of approximately $516,000 as compared to approximately $262,000 for the second quarter of 2007 due to an increase in sponsored clinical trial expenses, which include increased patient enrollment, and the opening of additional clinical sites for our lead drug candidate, AR-67. The remainder of the increase was due to higher legal, regulatory and non-clinical expenditures associated with the development of our three drug candidates. R&D consists primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, manufacturing development, legal fees resulting from intellectual property protection and organizational affairs, and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our R&D costs as they are incurred.

  General and Administrative Expenses. G&A expenses consist primarily of salaries and related expenses for executive, and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. G&A expenses for the six months ended June 30, 2008 and 2007 were $1,173,377 and $133,540, respectively. G&A expenses for the six months ended 2008 increased by $1,039,837 primarily due to increased payroll and accrued bonus expenses due to having more employees, increased stock compensation expense, a non-cash charge of approximately $331,000, a one-time charge of $500,000 for consulting fees related to the Merger, increased professional fees, and increased rent as a result of securing approximately 2,000 square feet of office space in Fairfield, New Jersey effective August 10, 2007.

Interest Income. Interest income for the six months ended June 30, 2008 and 2007 was $28,961 and $47,697, respectively. The decrease of $18,736 was attributed to having a lower cash balance earning interest and available at the end of June 2008 as compared to June 2007.

Interest Expense. Interest expense for the three months ended June 30, 2008 and 2007 was $946,129 and $64,550, respectively. The increase of $881,579 is primarily attributable to the conversion of the notes we issued in February 2007, which had an aggregate principal amount of $3,967,000 and accrued interest equal to approximately $312,000. The notes included a 10% discount valued at approximately $475,000 and conversion warrants valued at approximately $348,000 based upon the Black-Scholes option-pricing model. The notes’ principal and accrued interest automatically converted upon the closing of our June 2008 private placement into 1,962,338 shares of our common stock at a conversion price of $2.42.

Due to the factors mentioned above, the net loss for the six months ended June 30, 2008 was $7,469,513, or a net loss of $0.65 per share of common stock, basic and diluted, as compared to a net loss of $795,850 for the six months ended June 30, 2007, or a net loss of $0.08 per common share, basic and diluted.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2008.

License Agreement Commitments

AR-67 License Agreement

Our rights to AR-67 are governed by an October 2006 license agreement with the University of Pittsburgh, or Pitt. Under this agreement, we hold an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. We have expanded, and intend to continue to expand, our patent portfolio by filing additional patents covering expanded uses for this technology.

Under the terms of our license agreement with Pitt, we made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $60,000. Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. We will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application, or NDA, by the FDA for AR-67. We are also required to pay to Pitt an annual maintenance fee on each anniversary of the license agreement, and to pay Pitt a royalty equal to a percentage of net sales of AR-67. To the extent we enter into a sublicensing agreement relating to AR-67, we will pay Pitt a portion of all non-royalty income received from such sublicensee.

Under the license agreement with Pitt, we also agreed to indemnify and hold Pitt and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with (i) the production, manufacture, sale, use, lease, consumption or advertisement of AR-67, (ii) the practice by us or any affiliate or sublicensee of the licensed patent; or (iii) any obligation of us under the license agreement unless any such claim is determined to have arisen out of the gross negligence, recklessness or willful misconduct of Pitt. The license agreement will terminate upon the expiration of the last patent relating to AR-67. Pitt may generally terminate the agreement at any time upon a material breach by us to the extent we fail to cure any such breach within 60 days after receiving notice of such breach or in the event we file for bankruptcy. We may terminate the agreement for any reason upon 90 days prior written notice.

AR-12 and AR-42 License Agreements

Our rights to both of AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation, or Ohio State, entered into in January 2008. Pursuant to each of these agreements, we have exclusive, worldwide, royalty-bearing licenses to commercialize certain patent applications, know-how and improvements relating to AR-42 and AR-12 for all therapeutic uses.

Pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses of approximately $134,000. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-42 and AR-12. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

The license agreements with Ohio State further provide that we will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42, respectively, expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon our breach of the terms of the license the extent we fail to cure any such breach within 90 days after receiving notice of such breach or our bankruptcy. We may terminate either license upon 90 days prior written notice.

Warrant Grants

During the first quarter of 2008, as consideration for the performance of consulting and due diligence efforts related to the licensing of AR-12 and AR-42, we granted and expensed for fully vested warrants to purchase 299,063 shares of our common stock at an exercise price of $2.42. Of the total amount of the warrants granted, 239,250 were granted to employees of Two River Group Holdings, LLC, or Two River, a related party. The remaining 59,813 warrants were granted to outside consultants.

During the second quarter of 2008, we had outstanding a series of 6% convertible promissory notes in the aggregate principal and accrued interest of approximately $4,279,000. In accordance with the terms of these notes, contemporaneously with the completion of our June 2, 2008 private placement, the outstanding principal and accrued interest under the notes converted into an aggregate of 1,962,338 shares of our common stock and five-year warrants to purchase an additional 196,189 shares at an exercise price of $2.42 per share, all as adjusted to give effect to the Merger.

Liquidity and Capital Resources

For the three and six months ended June 30, 2008, we had a net loss of $3,770,930 and $7,469,513, respectively. From August 1, 2005 (inception) through June 30, 2008, we have incurred an aggregate net loss of $11,200,103, primarily through a combination of research and development activities related to the licensed technology under our control and expenses supporting those activities. As of June 30, 2008, we had working capital of $12,594,910 and cash and cash equivalents of $14,412,517.

We expect to incur additional losses in the future as we increase our research and clinical development activities. We have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever. We have financed our operations since inception primarily through debt and equity financings.

Our net cash used in operating activities for the six months ended June 30, 2008 was $4,889,813. Our net cash used in operating activities primarily resulted from a net loss of $7,469,513 offset by non-cash items consisting of the impact of expensing stock based compensation relating to option and warrant grants made to employees, directors, consultants and finders for a total of $959,318, in addition to non-cash charges related to warrants issued in connection with the Note conversion and the Note discount arising from the beneficial conversion feature and non-cash interest expenses, of $348,000 and $475,391 and $98,930, respectively. Other uses of cash from operating activities include an increase of accounts payable and accrued expenses of $505,527 attributed to clinical development costs and bonus accruals in addition to an increase of $202,843 due to Two River, a related party.

Our net cash used in investing activities for the six months ended June 30, 2008 was $13,950, which resulted from capital expenditures attributable to the purchases of computer and office equipment for the recently leased office space in Fairfield, New Jersey.

Our net cash provided by financing activities for the six months ended June 30, 2008 was $17,670,037, which was attributed to the June 2, 2008 private placement of 7,360,689 shares of our common stock.

Total cash resources as of June 30, 2008 were $14,412,517 compared to $1,646,243 at December 31, 2007. Because our business does not generate any cash flow, we will need to raise additional capital after we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2008, all of our financing has been through private placements of common stock and debt financing.

We will continue to fund operations from cash on hand and through the similar sources of capital previously described, or through other sources that may be dilutive to existing stockholders. We can give no assurances that we will be able to secure such additional financing, or if available, it will be sufficient to meet our needs.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

As part of our planned expansion, we anticipate hiring several additional full-time employees devoted to R&D activities and one or more additional full-time employees for G&A. During 2008, we expect to spend approximately $11,500,000 on clinical R&D activities, and approximately $2,200,000 on G&A expenses.

Based on our resources at June 30, 2008, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations through the third quarter of 2009, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all our research and development programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business.

On June 2, 2008 we completed a private placement of 7,360,689 shares of our common stock, resulting in gross proceeds of approximately $17,832,000. In connection with our June 2008 private placement, we engaged Riverbank Capital Securities, Inc. (“Riverbank”), for investment banking and other investment advisory services, as a placement agent. Riverbank is an entity controlled by several partners of Two River who are also officers and directors of the Company. We paid Riverbank $100,000 in consideration for their services as placement agent.

Prior to the completion of the June 2008 private placement, we had outstanding a series of 6% convertible promissory notes in the aggregate principal amount of approximately $4,000,000. In accordance with the terms of the notes, contemporaneously with the completion of the June 2, 2008 private placement, the outstanding principal and accrued interest converted into an aggregate of 1,962,338 shares of common stock and five year warrants to purchase an additional 196,189 warrants of common stock at an exercise price of $2.42 per share.

Research and Development Projects; Related Expenses

AR-67

AR-67 is a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties in humans as compared with first and second-generation products. We believe that this unique profile may translate into superior efficacy. Additionally, AR-67’s potential for oral administration may add a marketing advantage by increasing patient convenience. We believe these advantages could allow AR-67 to become a leading product in the camptothecin market. A Phase I clinical study of AR-67 in patients with advanced solid tumors is currently ongoing. Multiple Phase II studies are planned for initiation in 2008 in a number of tumor types including, without limitation, glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.

AR-12

We are also developing AR-12, an orally available pre-clinical compound that is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009, which will permit us to commence a Phase I clinical study in the United States.

AR-42

We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, referred to as pan-DAC inhibition, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. We are currently conducting IND-enabling studies and anticipate filing an IND in early 2009, which will permit us to commence a Phase I clinical study in the United States.

Critical Accounting Policies

Our condensed financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with stock-based compensation have the greatest potential impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 4 of the accompanying notes to our condensed financial statements.

Stock-based compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. The Company issued stock options to employees, directors and consultants under the 2005 Stock Option Plan beginning in 2006.

We account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires us to expense the fair value of stock options over the vesting period on a straight-line basis. We determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 7 of the accompanying notes to our condensed financial statements.

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for, in accordance with the provisions of Statement of Financial Accounting Standards 123, and Emerging Issues Task Force No. 96-18, based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial and development performance. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not anticipate that the adoption of this new standard will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” or SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not anticipate that the adoption of this new standard will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item 3 of Part I.

Item 4T. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Treasurer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and the Company’s Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s President and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is currently deemed a “smaller reporting company” as that term is defined under the SEC’s rules. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company until the fiscal year ended December 31, 2008. Notwithstanding the fact that these internal control requirements do not apply to the Company at this time, management has begun reviewing the Company’s internal control procedures to facilitate compliance with those requirements when they become applicable.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this Item 1A of Part II.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On June 11, 2008, we entered into an employment agreement with Mr. Brian Lenz. Under the agreement, as amended on July 9, 2008, Mr. Lenz will be appointed as Chief Financial Officer of the Company immediately following the filing of this Quarterly Report on Form 10-Q, and will continue thereafter until July 15, 2010, unless terminated earlier in accordance with the terms of the agreement. The agreement provides that Mr. Lenz is entitled to an annualized base salary of $200,000, and is eligible for an annual performance bonus in an amount up to 30% of his base salary. In addition, upon the commencement of his employment, Mr. Lenz received a one-time cash bonus in the amount of $25,000 and a stock option grant pursuant to our 2005 Stock Option Plan to purchase 440,000 shares of our common stock at an exercise price equal to $2.75 per share. The right to purchase 25% of the shares subject to the stock option vests in July 2009 and thereafter the remaining shares vest in equal monthly installments over a 24 month period, subject to his continued employment with the Company.

If, during the term of the employment agreement, we terminate Mr. Lenz’s employment without “cause” (as defined in the agreement), then Mr. Lenz is entitled to receive his then current base salary for a period of 9 months following such termination, plus one-half of the performance bonus that Mr. Lenz would have earned in the year of such termination. In addition, upon such termination, the unvested portion of the stock option described above will immediately vest and remain exercisable for a period of 12 months following the termination.

The employment agreement also provides that if Mr. Lenz’s employment is terminated during the term as a result of a “change of control” (as defined in the agreement), then Mr. Lenz is entitled to receive his then current base salary for a period of 12 months following such termination, plus an amount equal to the performance bonus that Mr. Lenz would have earned in the year of such termination. In addition, upon such termination, the unvested portion of the stock option described above will immediately vest and remain exercisable for a period of 12 months following the termination.

The term “cause” is defined under the employment agreement to mean any of the following acts or omissions committed by Mr. Lenz:

•
willful failure to adequately perform material duties or obligations under the agreement, including without limitation, willful failure, disregard or refusal to abide by specific objective and lawful directions received by him in writing constituting an action of our Board of Directors;

•	any willful, intentional or grossly negligent act having the reasonably foreseeable effect of actually and substantially injuring, whether financial or otherwise, our business reputation ;

•	indictment of any felony or conviction of a misdemeanor involving moral turpitude that causes or could reasonably be expected to cause, substantial harm to us or our reputation;

•	engagement in some form of harassment prohibited by law (including, without limitation, age, sex or race discrimination);

•	misappropriation or embezzlement of Company property; and

•	material breach of the agreement.

Under the agreement, the term “Change of Control” has the meaning set forth in our 2005 Stock Option Plan (a copy of which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on June 9, 2008), except that, notwithstanding the terms of such plan, a Change of Control does not include (i) any private placement of our equity securities the purpose of which is to finance our on-going operations, or (ii) a transaction that ascribes a valuation of the Company of less than $100 million.

A copy of the employment agreement is filed with this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Prior to joining Arno, Mr. Lenz, age 36, was Chief Financial Officer and Treasurer of VioQuest Pharmaceuticals, Inc. from April 2004, and prior to that served as the company’s controller from October 2003. At VioQuest, a publicly-held biotechnology company based in Basking Ridge, NJ, Mr. Lenz was responsible for the financial and operational reporting, as well as capital raising and merger and acquisition and other strategic transactions. Prior to VioQuest, Mr. Lenz was a controller with Smiths Detection Group from 2000 to 2003. Before joining Smiths, Mr. Lenz was a senior auditor with KPMG, LLP from 1998 to 2000. Mr. Lenz holds a BS in Accounting from Rider University and received his MBA from Saint Joseph’s University, and is a certified public accountant licensed in the State of New Jersey.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1
Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 filed on July 31, 2008 (SEC File 333-152660)).

2.2
Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 filed on July 31, 2008 (SEC File 333-152660)).

4.1	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).
10.1	Employment Agreement dated June 9, 2008 between Arno Therapeutics, Inc. and Brian Lenz, as amended on July 9, 2008.
10.2
Form of Subscription Agreement between Arno Therapeutics, Inc. and the investors in the June 2, 2008 private placement (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed June 9, 2008).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 14, 2008	By:	/s/ Scott Z. Fields
Scott Z. Fields, M.D.
President and Chief Medical Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description
10.1	Employment Agreement dated June 11, 2008 between Arno Therapeutics, Inc. and Brian Lenz, as amended on July 9, 2008.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.