Form 10KSB/A
period 2007-12-31
Arno Therapeutics, Inc
filed 2008-09-12
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-52153

ARNO THERAPEUTICS, INC.
(Exact name of issuer as specified in its charter)

Delaware	52-2286452
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 Two Bridges Road, Suite 270 Fairfield, NJ	07004
(Address of Principal Executive Offices)	(Zip Code)

(862) 703-7170
(Issuer’s telephone number)

Laurier International, Inc.
122 Ocean Park Blvd., Suite 307
Santa Monica, CA 90405
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of voting Common Stock held by non-affiliates of the registrant cannot be computed as there is currently no quotation for the Company’s common shares on the OTCBB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,501,000 shares of common stock as of February 19, 2008.

Documents incorporated by reference: None

Traditional Small Business Disclosure Format:    Yes  ☐    No  ☒

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-KSB/A (“Amendment No. 1”) of Arno Therapeutics, Inc., formerly known as Laurier International, Inc. (the “Company”), is being filed to amend the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed on March 3, 2008 (the “Original Filing”), in order to include a management’s report of its assessment of the Company’s internal controls over financial reporting as required by Item 8A(T) of Part II of the Annual Report and to re-file the certifications contained in Exhibits 31.1 and 31.2.  This Amendment No. 1 amends and restates only Item 8A(T) of Part II and Item 13 of Part IV of the Original Filing and Exhibits 31.1 and 31.2.  Except for the foregoing amended information, this Amendment No. 1, together with the Original Filing, continues to describe conditions as of the date of the Original Filing, and has not been updated to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC Filings made subsequent to the Original Filing.

INDEX

Page
PART II

Item 8A(T). Controls and Procedures	2

PART IV

Item 13. Exhibits, Financial Statement Schedules	3

Signatures	4

PART II

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) in connection with the filing of this Amendment No. 1.  For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by the Annual Report, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company failed to include in its Annual Report a report by management on the Company’s internal control over financial reporting and that the certifications contained in Exhibit 31.1 of the Annual Report did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  Since the filing of the Annual Report, the Company appointed a Chief Financial Officer on August 14, 2008 with significant experience in preparing SEC disclosures for periodic reports. Further, the Company has also engaged experienced securities law counsel to assist the Company in the preparation of its SEC reports and other filings.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect its transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company had material weaknesses in its internal control over financial reporting because it did not have an independent board of directors or audit committee or adequate segregation of duties. Further, as of December 31, 2007, the Company had no independent body to oversee its internal control over financial reporting. The lack of segregation of duties was due to the limited nature and resources of the Company, which was a shell company as of December 31, 2007. Following the merger transaction described in the Company’s Current Report on Form 8-K filed on June 9, 2008, upon which the Company became an operating entity, the Company has rectified these deficiencies by appointing a board of directors consisting of a majority of non-employees or non-officers, and establishing an audit committee consisting of a majority of independent directors. Further, since the appointment of the Company’s Chief Financial Officer on August 14, 2008 and its Chief Executive Officer on September 3, 2008, the Company now has different individuals holding the roles of principal executive officer and principal financial officer.

PART IV

Item 13.  Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).
10.1	Services Agreement between the Registrant and Fountainhead Capital Management Limited (previously filed).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).**
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).**
_______________
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2008.

ARNO THERAPEUTICS, INC.

By:	/s/ Brian Lenz
Brian Lenz
Chief Financial Officer

POWER OF ATTORNEY

The undersigned constitutes and appoints Roger G. Berlin and Brian Lenz, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Arno Therapeutics, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Berlin	Chief Executive Officer and Director (Principal	September 11, 2008
Roger G. Berlin, M.D.	Executive Officer)

/s/ Brian Lenz	Chief Financial Officer (Principal Accounting	September 11, 2008
Brian Lenz	and Financial Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	September 12, 2008
Arie S. Belldegrun, M.D.

/s/ Robert I. Falk	Director	September 11, 2008
Robert I. Falk

/s/ Peter M. Kash	Director	September 11, 2008
Peter M. Kash

/s/ Joshua A. Kazam	Director	September 11, 2008
Joshua A. Kazam

/s/ David M. Tanen	Director	September 11, 2008
David M. Tanen

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).