Form 10-Q
period 2008-09-30
Arno Therapeutics, Inc
filed 2008-11-14
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 14, 2008, there were 20,392,024 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Index

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from August 1, 2005 (inception) through September 30, 2008	4

	Unaudited Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through September 30, 2008	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from August 1, 2005 (inception) through September 30, 2008	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

	Signatures	34

	Exhibit Index

 Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, our research and development programs and planning for and timing of any clinical trials, the possibility, timing and outcome of submitting regulatory filings for our product candidates under development, research and development of particular drug products, the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

•	the risk that recurring losses, negative cash flows and an inability to raise additional capital could threaten our ability to continue as a going concern;
•	the risk that we may not successfully develop and market our product candidates, and even if we do, we may not become profitable;
•	risks relating to the progress of our research and development;
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
•
risks relating to the ability of our development partners and third-party suppliers of materials, drug substance and related components to provide us with adequate supplies and expertise to support manufacture of drug product for initiation and completion of our clinical studies; and

•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers.

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$13,225,890	$1,646,243
Prepaid expenses	229,271	74,092
Total current assets	13,455,161	1,720,335
Deferred financing fees, net	—	13,541
Property and equipment, net	53,502	38,193
Security deposit	12,165	12,165
TOTAL ASSETS	$13,520,828	$1,784,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,242,056	$111,474
Accrued expenses	383,002	1,120,179
Due to related party	249,537	583
Total current liabilities	2,874,595	1,232,236
Convertible notes and accrued interest payable	—	4,179,588
TOTAL LIABILITIES	2,874,595	5,411,824

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value: 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized, 20,392,024 shares issued and outstanding at September 30, 2008 and 9,968,797 shares issued and outstanding at December 31, 2007	2,039	997
Additional paid-in capital	24,037,325	102,003
Deficit accumulated during the development stage	(13,393,131)	(3,730,590)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	10,646,233	(3,627,590)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$13,520,828	$1,784,234

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Cumulative Period from August 1, 2005 (inception) Through September 30, 2008

OPERATING EXPENSES
Research and development	$1,776,710	$1,187,962	$7,065,754	$1,800,161	$10,330,851
General and administrative	520,647	92,586	1,694,024	226,126	2,059,433
Total Operating Expenses	2,297,357	1,280,548	8,759,778	2,026,287	12,390,284

LOSS FROM OPERATIONS	(2,297,357)	(1,280,548)	(8,759,778)	(2,026,287)	(12,390,284)

OTHER INCOME (EXPENSE)
Interest income	104,329	50,158	133,290	97,855	257,252
Interest expense	-	(63,119)	(1,036,053)	(160,927)	(1,260,099)
Total Other Income (Expense)	104,329	(12,961)	(902,763)	(63,072)	(1,002,847)

NET LOSS	$(2,193,028)	$(1,293,509)	$(9,662,541)	$(2,089,359)	$(13,393,131)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.11)	$(0.13)	$(0.66)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	20,392,024	9,968,797	14,533,714	9,968,797

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Additional Paid-	Development	Total Stockholders'
	Shares	Amount	In Capital	Stage	Equity (Deficiency)

Issuance of common stock to founders at $0.0001 per share	9,968,797	$997	$4,003	$-	$5,000
Issuance of stock options for services	-	-	98,000	-	98,000
Net loss, period from August 1, 2005 (inception) through December 31, 2007	-	-	-	(3,730,590)	(3,730,590)
Balance at December 31, 2007	9,968,797	997	102,003	(3,730,590)	(3,627,590)
Common stock sold in private placement, net of issuance costs of $141,646	7,360,689	736	17,689,301	-	17,690,037
Conversion of notes payable upon closing of private placement	1,962,338	196	4,278,322	-	4,278,518
Discount arising from note conversion	-	-	475,391	-	475,391
Warrants issued in connection with note conversion	-	-	348,000	-	348,000
Reverse merger transaction-Elimination of accumulated deficit	-	-	(120,648)	-	(120,648)
Previously issued Laurier common stock	1,100,200	110	120,538	-	120,648
Warrants issued for services	-	-	480,400	-	480,400
Employee stock based compensation	-	-	582,618	-	582,618
Consultant stock based compensation	-	-	81,400	-	81,400
Net loss, nine months ended September 30, 2008	-	-	-	(9,662,541)	(9,662,541)
Balance at September 30, 2008	20,392,024	$2,039	$24,037,325	$(13,393,131)	$10,646,233

 See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Cumulative Period from August 1, 2005 (inception) Through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(9,662,541)	$(2,089,359)	$(13,393,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,658	16,140	54,767
Stock based compensation to employees	582,618	47,300	680,618
Stock based compensation to consultants	81,400	-	81,400
Write-off of intangible assets	-	-	85,125
Warrants issued for services	480,400	-	480,400
Warrants issued in connection with note conversion	348,000	-	348,000
Note discount arising from beneficial conversion feature	475,391	-	475,391
Non-cash interest expense	98,930	152,594	311,518
Changes in operating assets and liabilities:	-	-	-
Prepaid expenses	(155,179)	7,493	(229,271)
Security deposit	-	(12,165)	(12,165)
Accounts payable	2,130,582	450,740	2,242,056
Accrued expenses	(737,177)	761,500	383,002
Due to related parties	248,954	67,073	249,537
Net cash used in operating activities	(6,066,964)	(598,684)	(8,242,753)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of equipment	(23,426)	(11,105)	(63,269)
Cash paid for intangible assets	-	(61,942)	(85,125)
Proceeds from related party advance	-	175,000	525,000
Repayment of related party advance	-	(525,000)	(525,000)
Net cash used in investing activities	(23,426)	(423,047)	(148,394)

CASH FLOWS FROM FINANCING ACTIVITES:
Deferred financing fees paid	(20,000)	(25,000)	(45,000)
Proceeds from issuance of common stock in private placement, net	17,690,037	-	17,690,037
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of notes payable	1,000,000	-	1,000,000
Repayment of notes payable	(1,000,000)	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	3,867,000	3,967,000
Net cash provided by financing activities	17,670,037	3,842,000	21,617,037
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,579,647	2,820,269	13,225,890
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,646,243	18,201
CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,225,890	$2,838,470	$13,225,890

Supplemental Disclosure of Non-Cash and Financing Activities:
Conversion of notes payable and interest to common stock	$4,278,518	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$110	$-	$110

See accompanying notes to condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or “the Company”) develops innovative products for the treatment of cancer. Arno’s lead clinical compound AR-67 has completed patient enrollment of its Phase I studies for the treatment of solid tumors. AR-67 is a novel, third-generation camptothecin analogue that has exhibited high potency and improved pharmacokinetic properties compared with first-and second-generation camptothecin analogues. The Company is also developing two novel pre-clinical compounds, AR-12 and AR-42, for the treatment of cancer. AR-12 is an orally available inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. AR-42 is an orally available, broad spectrum inhibitor of deacetylase targets, referred to as pan-DAC inhibition, as well as an inhibitor of Akt.

The Company was incorporated in Delaware in March 2000, at which time its name was Laurier International, Inc. (“Laurier”). Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation (“Old Arno”)” and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger. Further, Laurier, which was a non-operating shell company prior to the Merger, adopted the business plan of Old Arno. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. All costs incurred in connection with the Merger have been expensed. On June 2, 2008 Old Arno completed a private placement of its common stock resulting in gross proceeds of approximately $17,832,000. See Note 6.

2. BASIS OF PRESENTATION

The Company is a development stage company since it has not yet generated any revenue from the sale of its products. Through September 30, 2008, the Company’s efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying condensed financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full 2008 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008 reflect only the operations of Old Arno.

These condensed financial statements have been prepared by management and should be read in conjunction with the audited financial statements for Arno Therapeutics, Inc. and notes thereto for the year ended December 31, 2007, included in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2008.

In accordance with the terms of the Merger, Old Arno’s outstanding common stock automatically converted into shares of Laurier common stock at an exchange ratio of 1.99377. Accordingly, following the Merger, the holders of Old Arno common stock immediately prior to the Merger held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares underlying outstanding options and warrants. All share and per share information in the interim condensed financial statements has been restated to retroactively reflect the exchange ratio of 1.99377.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

For the three and nine months ended September 30, 2008, the Company reported a net loss of $2,193,028, and $9,662,541, respectively, and the net loss from August 1, 2005 (inception) through September 30, 2008 was $13,393,131. The Company’s total cash balance as of September 30, 2008 was $13,225,890 compared to $1,646,243 at December 31, 2007.

Through September 30, 2008, all of the Company’s financing has been through private placements of common stock and debt financing. During June 2008, the Company completed a private placement of its common stock, raising approximately $17,832,000 in gross proceeds. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The Company plans to continue to fund operations from its existing cash balances and additional funds raised through various sources, such as equity and debt financing. Based on its current resources at September 30, 2008, and the current plan of expenditure on continuing development of current products, the Company believes that it has sufficient capital to fund its operations into the fourth quarter of 2009, and will need additional financing in the future until it can achieve profitability, if ever. The success of the Company depends on its ability to discover and develop new products to the point of Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. The Company plans to raise additional equity capital to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. However, there can be no assurance that the Company will be able to raise additional capital at times or on terms that it desires, if at all, particularly given the current economic conditions, which have made access to the capital markets more difficult. If the Company is unable to raise or otherwise secure additional capital, it will likely be forced to curtail its operations, which would delay the development of its product candidates.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

(f) Fair Value of Financial Instruments

Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses and due to related parties. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Potentially dilutive securities include:

	September 30, 2008	September 30, 2007
Warrants to purchase common stock	495,252	—
Options to purchase common stock	2,436,511	548,286
Total potential dilutive securities	2,931,763	548,286

(j) Comprehensive Loss

We have no components of other comprehensive loss other than our net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(k) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized. As of September 30, 2008, the Company’s deferred tax assets are fully reserved for.

(l) Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position, (“FSP”) Emerging Issuers Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities.” This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed financial statements.

In April 2008, the FASB issued FSP FAS 142-3,”Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a significant impact on its condensed financial statements.

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
September 30, 2008
(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

AR-67 License Agreement

The Company’s rights to AR-67 are governed by an October 2006 license agreement with the University of Pittsburgh (“Pitt”). Under this agreement, Pitt granted the Company an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. The Company has expanded, and intends to continue to expand, its patent portfolio by filing additional patents covering expanded uses for this technology.

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $60,000. Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application (“NDA”) by the FDA for AR-67. The Company is also required to pay to Pitt an annual maintenance fee on each anniversary of the license agreement, and to pay Pitt a royalty equal to a percentage of net sales of AR-67. To the extent the Company enters into a sublicensing agreement relating to AR-67, the Company will pay Pitt a portion of all non-royalty income received from such sublicensee.

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

AR-12 and AR-42 License Agreements

The Company’s rights to both AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation (“Ohio State”) entered into in January 2008. Pursuant to each of these agreements, Ohio State granted the Company exclusive, worldwide, royalty-bearing licenses to commercialize certain patent applications, know-how and improvements relating to AR-42 and AR-12 for all therapeutic uses.

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

The license agreements with Ohio State further provide that the Company will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42 each expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon our breach of the terms of the license to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or the Company files for bankruptcy. The Company may terminate either license upon 90 days prior written notice.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

In August 2005, the Company issued an aggregate of 9,968,797 shares of common stock to its founders for $5,000.

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

In connection with the in-licensing of the Company’s compounds AR-12 and AR-42 product candidates, the Company issued 299,063 fully vested warrants to employees of Two River Group Holdings, LLC (see Note 8) and a consultant for their consultation and due diligence efforts as part of a finder’s fee arrangement. The warrants have an exercise price of $2.42 and were valued at $480,400 based upon the Black-Scholes option-pricing model. The assumptions used under the Black-Scholes option-pricing model included a risk free interest rate of 3.27%, volatility of 80.80% and a five year life.

7. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there are 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: incentive stock options and non-statutory stock options; stock appreciation rights stock awards; restricted stock; and performance shares.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Term	5-10 years	10 years	5-10 years	10 years
Volatility	77-79%	68%	77-89%	65-68%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0-3.2%	4.2-4.6%	2.5-3.2%	4.2-4.9%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

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

Total stock compensation costs for the cumulative period from August 1, 2005 (inception) through September 30, 2008 totaled $762,018 of which $492,830 was included in general and administrative expense and $269,188 was included in research and development expense. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation of $664,018 and $47,300, respectively. For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation of $185,100 and $47,300, respectively.

At September 30, 2008, the total outstanding, and the total exercisable, options under the Plan were as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,436,511	$1.71	8.99 years	$4,430,834
Total exercisable options	596,890	$1.26	7.14 years	$1,275,652

During the nine months ended September 30, 2008, the Company granted to its Chief Executive Officer stock options to purchase 430,000 shares of common stock at an exercise price of $3.00. The right to purchase 50% of such shares vest one year from the date of grant and the right to purchase the remaining 50% vest two years from the date of grant in accordance with the Chief Executive Officer’s employment agreement with the Company. A fair value of $896,500 was assigned to the options based on the Black-Scholes option-pricing model. The Company also granted to this officer an additional stock option to purchase 430,000 shares of common stock at an exercise price of $3.00, which vest upon the successful achievement of performance goals as determined by the Company’s Board of Directors.

During the nine months ended September 30, 2008, the Company granted to its Chief Financial Officer a stock option to purchase 440,000 shares of common stock at an exercise price of $2.75. The right to purchase 25% of such shares vest one year from the date of grant and the right to purchase the remaining 75% vest in equal monthly installments over the two years following the executive’s first anniversary with the Company, as provided in the employment agreement between the Company and the Chief Financial Officer. A fair value of $830,500 was assigned to the options based on the Black-Scholes option-pricing model.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

During the nine months ended September 30, 2008, the Company granted to a scientific advisor a stock option to purchase 20,000 shares of common stock at an exercise price of $3.00, which vest equally over two years from the date of grant. A fair value of $41,800 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company granted to two members of its Board of Directors stock options to purchase an aggregate of 299,065 shares of common stock at an exercise price of $2.42. The right to purchase 50% of such shares vest immediately and the right to purchase the remaining amount vest over the subsequent two years at a rate of 25% per year. A fair value of $540,700 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company granted to a scientific advisor stock options to purchase 49,844 shares of common stock at an exercise price of $2.42, which vested immediately. A fair value of $78,100 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company granted to an employee stock options to purchase 79,750 shares of common stock at an exercise price of $2.42. The right to purchase 25% of such shares vests on the employee’s first anniversary of employment, with the remaining shares vesting monthly for the following three years. A fair value of $138,100 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2007, the Company granted to its President and Chief Medical Officer stock options to purchase 199,377 shares of common stock at an exercise price of $1.00, of which the right to purchase 50% of such shares vested on June 1, 2008 and the right to purchase the remaining 50% will vest on June 1, 2009 in accordance with the executive’s employment agreement. The Company also granted to this officer an additional stock option to purchase 199,377 shares, which vests upon the achievement of performance milestones. As of May 31, 2008, the right to purchase 50% of these shares had vested, and the remaining 50% will vest, subject to the achievement of the performance milestones, on June 1, 2009, in accordance with the executive’s employment agreement. A fair value of $252,768 was assigned to the options based on the Black-Scholes option-pricing model.

Activity with respect to options granted under the Plan is summarized as follows:

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at January 1, 2008 and 2007, respectively	687,849	$0.81	149,532	$0.67
Granted under the Plan	1,748,662		538,319	$1.00
Exercised	—	—	—	—
Surrendered/cancelled	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008 and 2007, respectively	2,436,511	$2.38	687,851	$0.81

Exercisable at September 30, 2008 and 2007, respectively	596,890	$1.26	395,846	$0.67

As of September 30, 2008 and 2007, there was approximately $2,112,182 and $138,100 of unrecognized compensation costs related to stock options, respectively. These costs are expected to be recognized over a weighted average period of approximately 2 years as of September 30, 2008 and 2007.

As of September 30, 2008, an aggregate of 58,892 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

8. RELATED PARTIES

On occasion, some of the Company’s expenses have been paid by Two River Group Holdings, LLC (“Two River”), a company controlled by certain of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. At September 30, 2008, reimbursable expenses totaled $249,537, which was primarily related to finder’s fees paid to Two River employees for consulting and due diligence efforts of $150,000 related to the in-licensing of AR-12 and AR-42, in addition to general and administrative costs attributed to certain employees of Two River. The Company also granted fully vested warrants to purchase 299,063 shares of its common stock at an exercise price of $2.42 to the Two River employees who provided consultation and due diligence efforts related to the in-licensing of AR-12 and AR-42. The warrants have a five year life and are valued at $480,400 based upon the Black-Scholes option-pricing model

The Company utilized the services of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer registered with the SEC, for investment banking and other investment advisory services in connection with the June 2008 private placement and the Notes. Riverbank is an entity controlled by several partners of Two River who are also officers and/or directors of the Company. The Company paid a $100,000 non-accountable expense allowance to Riverbank for services related to the June 2008 private placement and is not obligated to Riverbank for any future payments.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

9. COMMITMENTS AND CONTINGENCIES

On August 19, 2008, the Company entered into an employment agreement with Roger G. Berlin, M.D., as its Chief Executive Officer, with an effective commencement date of employment beginning on September 3, 2008. The agreement provides for a term of two years expiring on September 2, 2010, and an initial base salary of $375,000, plus an annual target performance bonus of up to 50% of his base salary or $187,500. Pursuant to the employment agreement, Dr. Berlin received a stock option to purchase 430,000 employment shares of the Company’s common stock at an exercise price of $3.00 per share. The right to purchase 215,000 shares of the Company’s common stock shall vest pro rata on each anniversary of his employment. Additionally, pursuant to Dr. Berlin’s employment agreement, Dr. Berlin received a stock option to purchase 430,000 performance options contingent upon the successful achievement of performance goals established by the compensation committee of the Board of Directors. The employment stock option grant had an approximate fair value of $896,500 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles Dr. Berlin to certain severance benefits. In the event the Company terminates Dr. Berlin’s employment without cause, then Dr. Berlin would be entitled to receive his then annualized base salary for a period of one year, in addition to any accrued obligations, and a pro rata performance bonus based upon achievement for the year of his termination.

On June 11, 2008, the Company entered into an employment agreement with Brian Lenz pursuant to which Mr. Lenz agreed to serve as the Company’s Chief Financial Officer. The agreement provides for a term of two years expiring on July 15, 2010, and an initial base salary of $200,000, plus an annual target performance bonus of up to 30% of his base salary or $60,000. In addition, Mr. Lenz received a one-time cash bonus in the amount of $25,000 and a stock option grant to purchase 440,000 shares of the Company’s common stock at an exercise price equal to $2.75 per share. The right to purchase 25% of the shares subject to the stock option vests in July 2009 and thereafter the remaining shares vest in equal monthly installments over a 24 month period, subject to his continued employment with the Company. The stock option grant had an approximate fair value of $830,500 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles Mr. Lenz to certain severance benefits. In the event the Company terminates Mr. Lenz’s employment without cause, then Mr. Lenz would be entitled to receive his then annualized base salary for a period of one year, in addition to any accrued obligations, and a pro rata performance bonus based upon achievement for the year of his termination.

On June 1, 2007, the Company entered into an employment agreement with Scott Fields, M.D., as its President and Chief Medical Officer. The agreement provides for a term of two years expiring on May 31, 2009, and an initial base salary of $340,000, plus an annual target performance bonus of up to $150,000. Pursuant to the employment agreement, Dr. Fields received a stock option to purchase 398,754 shares of the Company’s common stock at an exercise price of $1.00. The right to purchase 199,377 shares vests pro rata on the first two anniversaries of his employment, and the right to purchase the remaining 199,377 shares vest upon the achievement of performance milestones, of which one-half, or 99,689 shares vested as of May 31, 2008. The stock option grant had an approximate fair value of $252,800 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles Dr. Fields to certain severance benefits. In the event the Company terminates Dr. Fields’ employment without cause, then Dr. Fields would be entitled to receive his then annualized base salary for a period of one year, in addition to any accrued obligations, and a pro rata performance bonus based upon achievement for the year of his termination.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

On August 10, 2007, the Company entered into an operating lease for office space located in Fairfield, New Jersey. The Company is obligated under non-cancelable operating leases for the office space and related office equipment expiring at various dates through 2010.

The aggregate remaining minimum future payments under these leases at September 30, 2008 are approximately as follows:
Year Ended December 31,
2008	$17,000
2009	55,000
2010	52,000
Total	$124,000

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 5.

The aggregate minimum commitment under these contracts as of September 30, 2008 is approximately $3,000,000.

10. SUBSEQUENT EVENTS

On October 17, 2008, the Company entered into a lease for new office space in Parsippany, New Jersey. The lease commencement date is November 14, 2008, with lease payments beginning on January 1, 2009. The lease expiration date is 5 years from the rent commencement date. The total five year lease obligation is approximately $670,000. The Company is obligated to provide a security deposit of $44,018, or four months base rent, in the form of a letter of credit. The letter of credit may be reduced by $11,005 on January 1, 2011 and by an additional $11,005 on January 1, 2013, provided the Company maintains certain conditions described in the lease agreement. The Company has an early termination option, which provides the Company to terminate the lease on the third anniversary, upon providing the landlord nine months written notice prior to the third anniversary of the lease. If the Company exercises its termination option, the Company would be obligated to pay a fee of $53,641 which consists of unamortized costs and expenses incurred by the landlord in connection with the lease. The Company also has an option to extend the term of the lease for a period of five additional years, provided the Company gives notice to the landlord no later than twelve months prior to the original expiration of the term. The Company expects to abandon its current office lease for its Fairfield, NJ facility and will record a liability on the date of abandonment less estimated sublease income, in accordance with Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company’s remaining estimated lease obligation on its current space is approximately $111,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and accompanying notes included elsewhere in this Form 10-Q. This discussion includes forward-looking statements that involve risks and uncertainties. See “Note Regarding Forward Looking Statements.”

Overview
We are a development stage company focused on acquiring, developing and eventually commercializing innovative products for the treatment of cancer. We seek to acquire rights to novel, pre-clinical or early stage clinical oncology product candidates, primarily from academic and research institutions. We currently have the rights to and are developing three oncology product candidates:

•
AR-67 - Our lead clinical product candidate is a novel, third-generation campothecin analogue. We have completed patient enrollment of our multi-center, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors. Over the next 12 months, we anticipate commencing a variety of Phase II clinical trials of AR-67 in patients with glioblastoma multiforme, or GBM, myelodysplastic syndrome or MDS, or other diseases. In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator - initiated studies. We believe this action will preserve our available cash resources, while continuing to advance the development of this product candidate.

•
AR-12 - We are also developing AR-12, an orally available pre-clinical compound for the treatment of cancer, is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting pre-clinical toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009. We anticipate commencing a Phase I clinical study of AR-12 in the United States during the first half of 2009.

•
AR-42– We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, or pan-DAC, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. We are currently conducting IND-enabling studies and anticipate filing an IND in early 2009. We also anticipate commencing a Phase I clinical study in the United States during the first half of 2009.

We have no product sales to date and we will not generate any product revenue unless and until we receive approval from the Food and Drug Administration, or FDA, or an equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. There can be no assurance that we will ever receive such regulatory approval. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. Currently, the majority of our development expenses have related to AR-67, which is completing a Phase I clinical trial. As we proceed with the clinical development of AR-12 and AR-42, our research and development expenses will further increase. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for clinical development, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology. We expense our research and development costs as they are incurred. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private sales of Old Arno common stock and borrowings.

Results of Operations

  Comparison of the Three Months Ended September 30, 2008 and the Three Months Ended September 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes contained elsewhere in this Form 10-Q.

Research and Development Expenses. Research and development, or R&D, expenses for the three months ended September 30, 2008 and 2007 were $1,776,710 and $1,187,962, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

The increase in R&D expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 of $588,748 is primarily attributed to an increase in manufacturing and non-clinical costs for our drug candidates AR-42 and AR-12. The remainder of the increase was due to higher legal, regulatory and non-clinical expenditures associated with the development of our three drug candidates. R&D consists primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, manufacturing development, legal fees resulting from intellectual property protection and organizational affairs, and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our R&D costs as they are incurred.

The following table sets forth the research and development expenses per compound, for the periods presented.

	Three Months Ended September 30,
	2008	2007	Cumulative amounts during development
AR-67	$16,984	$1,016,627	$5,006,011
AR-42	695,359	2,660	1,536,488
AR-12	644,768	23,330	2,003,208
General R&D	419,599	145,345	1,785,144
Total	$1,776,710	$1,187,962	$10,330,851

General and Administrative Expenses. General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. G&A expenses for the three months ended September 30, 2008 and 2007 were $520,647 and $92,586, respectively. G&A expenses in the third quarter of 2008 increased by $428,061, which was primarily attributed to increased professional fees of approximately $184,000, increased stock compensation expense resulting in a non-cash charge of approximately $133,000, in addition to having more employees during the third quarter of 2008 versus 2007, resulting in an increase in payroll and benefits expense of approximately $50,000, and increased rent as a result of securing approximately 2,000 square feet of office space in Fairfield, New Jersey effective August 10, 2007.

Interest Income. Interest income for the three months ended September 30, 2008 and 2007 was $104,329 and $50,158, respectively. The increase of $54,171 was attributed to having a higher cash balance at the end of the third quarter 2008 versus 2007, as a result of the June 2008 private placement of the Company’s common stock .

Interest Expense. Interest expense for the three months ended September 30, 2008 and 2007 was $0 and $63,119, respectively. The decrease of $63,119 interest expense is attributable to the conversion of the notes we issued in February 2007, which had an aggregate principal amount of $3,967,000 and accrued interest equal to approximately $312,000. The notes included a 10% discount valued at approximately $475,000 and conversion warrants valued at approximately $348,000 based upon the Black-Scholes option-pricing model. The notes’ principal and accrued interest automatically converted upon the closing of our June 2008 private placement into 1,962,338 shares of our common stock at a conversion price of $2.42.

Due to the factors mentioned above, the net loss for the three months ended September 30, 2008 was $2,193,028, or a net loss of $0.11 per share of common stock, basic and diluted, as compared to a net loss of $1,293,509 for the three months ended September 30, 2007, or a net loss of $0.13 per common share, basic and diluted.

Comparison of the Nine Months Ended September 30, 2008 and the Nine Months Ended September 30, 2007

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes contained elsewhere in this Form 10-Q.

 R&D expenses for the nine months ended September 30, 2008 and 2007 were $7,065,754 and $1,800,161, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs. The increase in R&D expenses for the nine months ended September 30, 2008 of $5,265,593, is primarily attributed to increased manufacturing costs of approximately $2,229,000 for the development of our three drug candidates, increased nonclinical development costs of approximately $1,112,000 and upfront finders and licensing fees paid to acquire the worldwide rights to AR-12 and AR-42 of approximately $1,562,000 for consultation and due diligence during the first quarter of 2008, in addition to legal fees related to the prosecution and filings for our drug candidates. The remainder of the increase was due to higher legal, regulatory and non-clinical expenditures associated with the development of our three drug candidates. R&D consists primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, manufacturing development, legal fees resulting from intellectual property protection and organizational affairs, and other expenses relating to the design, development, testing, and enhancement of our product candidates. We expense our R&D costs as they are incurred.

The following table sets forth the research and development expenses per compound, for the periods presented.

	Nine Months Ended September 30,
	2008	2007	Cumulative amounts during development
AR-67	$2,255,802	$1,582,371	$5,006,011
AR-42	1,511,669	2,660	1,536,488
AR-12	1,999,835	28,330	2,003,208
General R&D	1,298,448	186,800	1,785,144
Total	$7,065,754	$1,800,161	$10,330,851

   G&A expenses consist primarily of salaries and related expenses for executive, and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. G&A expenses for the nine months ended September 30, 2008 and 2007 were $1,694,024 and $226,126, respectively. G&A expenses for the nine months ended 2008 increased by $1,467,898 primarily due a one-time charge of $500,000 for consulting fees related to the Merger, increased professional fees, increased stock compensation expense resulting in a non-cash charge of approximately $453,000, increased payroll and accrued bonus of approximately $100,000 due to having more employees, and increased rent as a result of securing approximately 2,000 square feet of office space in Fairfield, New Jersey effective August 10, 2007.

Interest Income. Interest income for the nine months ended September 30, 2008 and 2007 was $133,290 and $97,855, respectively. The increase of $35,435 was attributed to having a higher cash balance earning interest during the third quarter of 2008 versus 2007, as a result of the June 2008 private placement of the Company’s common stock.

Interest Expense. Interest expense for the nine months ended September 30, 2008 and 2007 was $1,036,053 and $160,927, respectively. The increase of $875,126 is primarily attributable to the conversion of 6% convertible promissory notes that we issued in February 2007, which had an aggregate principal amount of $3,967,000 and accrued interest equal to approximately $312,000. The notes included a 10% discount valued at approximately $475,000 and conversion warrants valued at approximately $348,000 based upon the Black-Scholes option-pricing model. The notes’ principal and accrued interest automatically converted upon the closing of our June 2008 private placement into 1,962,338 shares of our common stock at a conversion price of $2.42.

Due to the factors mentioned above, the net loss for the nine months ended September 30, 2008 was $9,662,541, or a net loss of $0.66 per share of common stock, basic and diluted, as compared to a net loss of $2,089,359 for the nine months ended September 30, 2007, or a net loss of $0.21 per common share, basic and diluted.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2008.

License Agreement Commitments

AR-67 License Agreement

Our rights to AR-67 are governed by an October 2006 license agreement with the University of Pittsburgh, or Pitt. Under this agreement, Pitt granted us an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. We have expanded, and intend to continue to expand, our patent portfolio by filing additional patents covering expanded uses for this technology.

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

AR-12 and AR-42 License Agreements

Our rights to both of AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation, or Ohio State, entered into in January 2008. Pursuant to each of these agreements, Ohio State granted us exclusive, worldwide, royalty-bearing licenses to commercialize certain patent applications, know-how and improvements relating to AR-42 and AR-12 for all therapeutic uses.

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

The license agreements with Ohio State further provide that we will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42 each expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license.
Ohio State will generally be able to terminate either license upon our breach of the terms of the license to the extent we fail to cure any such breach within 90 days after receiving notice of such breach or our bankruptcy. We may terminate either license upon 90 days prior written notice.

Warrant Grants

During the first quarter of 2008, as consideration for the performance of consulting and due diligence efforts related to the licensing of AR-12 and AR-42, we granted and expensed fully vested warrants to purchase 299,063 shares of our common stock at an exercise price of $2.42. Of the total amount of the warrants granted, 239,250 were granted to employees of Two River Group Holdings, LLC (“Two River”), a related party. The remaining 59,813 warrants were granted to outside consultants.

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

Liquidity and Capital Resources

For the three and nine months ended September 30, 2008, we had a net loss of $2,193,028 and $9,662,541, respectively. From August 1, 2005 (inception) through September 30, 2008, we have incurred an aggregate net loss of $13,393,131, primarily through a combination of research and development activities related to the licensed technology under our control and expenses supporting those activities. As of September 30, 2008, we had working capital of $10,580,566 and cash and cash equivalents of $13,225,890.

We expect to incur additional losses in the future as we increase our research and clinical development activities. We have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever. We have financed our operations since inception primarily through debt and equity financings.

Our net cash used in operating activities for the nine months ended September 30, 2008 was $6,066,964. Our net cash used in operating activities primarily resulted from a net loss of $9,662,541 offset by non-cash items consisting of the impact of expensing stock based compensation relating to option and warrant grants made to employees, directors, consultants and finders for a total of $1,144,418, in addition to non-cash charges related to warrants issued in connection with the Note conversion and the Note discount arising from the beneficial conversion feature and non-cash interest expenses, of $348,000 and $475,391 and $98,930, respectively. Other uses of cash from operating activities include an increase of accounts payable of $2,130,582 offset by a decrease of accrued expenses of $737,177 attributed to clinical development costs and bonus accruals in addition to an increase of $248,954 due to Two River Group Holdings, LLC, a related party.

Our net cash used in investing activities for the nine months ended September 30, 2008 was $23,426, which resulted from capital expenditures attributable to the purchases of computer and office equipment for the leased office space in Fairfield, New Jersey.

Our net cash provided by financing activities for the nine months ended September 30, 2008 was $17,670,037, which was attributed to the June 2, 2008 private placement of 7,360,689 shares of our common stock.

Total cash resources as of September 30, 2008 were $13,225,890, compared to $1,646,243 at December 31, 2007. Because our business does not generate any cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2008, all of our financing has been through private placements of common stock and debt financing.

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

Based upon the progress of our clinical development programs, we may hire several additional full-time employees devoted to R&D activities and one or more additional full-time employees for G&A. During the remainder of 2008, we expect to spend approximately $3,500,000 on clinical R&D activities, and approximately $500,000 on G&A expenses.

Based on our resources at September 30, 2008, and our current plan of expenditure on continuing development of our current products, we believe that we have sufficient capital to fund our operations into the fourth quarter of 2009, and will need additional financing until we can achieve profitability, if ever. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would likely have a material adverse effect on the prospects of our business.

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

Research and Development Projects; Related Expenses
AR-67

AR-67 is a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties in humans as compared with first and second-generation products. We believe that this unique profile may translate into superior efficacy. We believe these advantages could allow AR-67 to become a leading product in the camptothecin market. A Phase I clinical study of AR-67 in patients with advanced solid tumors has completed enrollment. Multiple Phase II studies are being evaluated for potential initiation during the next 12 months in a variety of tumor types. In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator - initiated studies. We believe this action will preserve our available cash resources, while continuing to advance the development of this product candidate.

AR-12

We are also developing AR-12, an orally available pre-clinical compound that is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum (ER) stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009. We also anticipate commencing a Phase I clinical study in the United States in the first half of 2009.

AR-42

We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, referred to as pan-DAC inhibition, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. We are currently conducting IND-enabling studies and anticipate filing an IND in early 2009. We also anticipate commencing a Phase I clinical study in the United States in the first half of 2009.

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

Stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) issued as consideration for goods or services received by the Company are accounted for, in accordance with the provisions of Statement of Financial Accounting Standards 123, and Emerging Issues Task Force No. 96-18, based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

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

Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position, (“FSP”) Emerging Issuers Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities.” This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its condensed financial statements.

In April 2008, the FASB issued FSP FAS 142-3,”Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a significant impact on its condensed financial statements.

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

Item 4T. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Relating to Our Business

We are a development stage company.

We have not received any operating revenues to date and are in the development stage. You should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, and particularly for companies engaged in the development of new biotechnology or biopharmaceutical product candidates, many of which may be beyond our control. These include, but are not limited to, problems relating to product development, testing, regulatory compliance, manufacturing, marketing, costs and expenses that may exceed current estimates and competition. No assurance can be given that our existing product candidates, or any technologies or products that we may acquire in the future will be successfully developed, commercialized and accepted by the marketplace or that sufficient funds will be available to support operations or future research and development programs.

We currently have no product revenues and will need to raise substantial additional capital to operate our business.

To date, we have generated no product revenues, and do not expect to generate any revenues until, and only if, we receive approval to sell our drugs from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, licensing fees and grants.

The use of our existing cash will depend on many factors, including among other things, the course of the clinical and regulatory development of our current product candidates, the acquisition of new technologies and the hiring of new personnel. Based on our current development plans, we expect that our current resources will be sufficient to fund our operations into the fourth quarter 2009. We will need to seek substantial additional financing in order to continue developing our current and any future product candidates. Such additional financing may not be available on favorable terms, if at all, particularly if the current difficulty accessing the capital markets due to the general economic crisis remains for a prolonged period.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical testing and human clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development and/or reduce or forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our common stock or other securities convertible into our common stock, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2007, we had a net loss of $3,359,697 and for the period from our inception on August 1, 2005 through September 30, 2008, we had a net loss of $13,393,131. As of September 30, 2008, we have stockholders’ equity of $10,646,233. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the nine months ended September 30, 2008, we had negative cash flows from operating activities of $6,066,964 and since inception through September 30, 2008, we have had negative cash flows from operating activities of $8,242,753. We expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

We are a development stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials for our product candidates;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technology and preparing for pre-clinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely effect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We will rely on key employees and scientific and medical advisors, whose knowledge of our business and technical expertise would be difficult to replace.

We currently rely on certain key employees, the loss of any one or more of whom could delay our development program. We are and will be highly dependent on our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Attracting and retaining qualified personnel will be critical to our success. Our success is highly dependent on the hiring and retention of key personnel and scientific staff. While we are actively recruiting additional experienced members for the management team, there is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We rely, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently do not have product liability insurance, but do maintain clinical trial insurance coverage with respect to AR-67. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

There are certain interlocking relationships among us and certain affiliates of Two River Group Holdings, LLC, which may present potential conflicts of interest.

Dr. Arie S. Belldegrun, Peter M. Kash, Joshua A. Kazam and David M. Tanen, each a director and stockholder of Arno, are the sole members of Two River Group Management, LLC, which serves as the managing member of Two River Group Holdings, LLC, or Two River, a venture capital firm specializing in the formation of biotechnology companies. Messrs. Kash, Kazam and Tanen are officers and directors of Riverbank Capital Securities, Inc., or Riverbank, a broker dealer registered with the Financial Industry Regulatory Authority, or FINRA (formerly NASD). Mr. Tanen also serves as our Secretary and Scott L. Navins, the Vice President of Finance for Two River and Financial and Operations Principal for Riverbank, serves as our Treasurer. Additionally, certain employees of Two River, who are also our stockholders, perform substantial operational activity for us, including without limitation financial, clinical and regulatory activities. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, none of our affiliates or Two River is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or Two River in the future will be made available to us. In addition, certain of our current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are controlled by current directors and principal stockholders.

Our executive officers, directors and principal stockholders beneficially own approximately 44% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

We will be required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which will increase our costs and divert management’s time and attention.

We are in a continuing process of establishing controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and our ability to obtain any necessary financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our Annual Report on Form 10-K with the SEC. This would likely have an adverse affect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock if we are listed on an exchange in the future. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

We will experience increased costs as a result of becoming subject to the reporting requirements of federal securities laws.

Since our merger with Laurier International, Inc. in June 2008, we are subject to the reporting requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act of 1934 requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which is discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Risks Relating to the Clinical Testing, Regulatory Approval, Manufacturing
and Commercialization of Our Product Candidates

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our product candidates.

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a new drug application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;

•	impose costly procedures on us; or

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure that we will receive the approvals necessary to commercialize our product candidate for sale outside the U.S.

All of our product candidates are in early stages of clinical trials, which are very expensive and time-consuming. Any failure or delay in completing clinical trials for our product candidates could harm our business.

All three of our current product candidates are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking regulatory approval to sell such product candidates. To date, we have only filed an investigational new drug application, or IND, for AR-67, which is required in order to conduct clinical studies of a drug candidate. We do not intend to file INDs for AR-12 and AR-42 until early 2009.

Conducting clinical trials is a lengthy, time consuming and very expensive process and the results are inherently uncertain. The duration of clinical trials can vary substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of our product candidates will take at least several years to complete. The completion of clinical trials for our product candidates may be delayed or prevented by many factors, including:

•	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues, side effects, or other adverse events;

•	results that do not demonstrate the safety or effectiveness of the product candidates;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA.

In conducting clinical trials, we may fail to establish the effectiveness of a compound for the targeted indication or discover that it is unsafe due to unforeseen side effects or other reasons. Even if our clinical trials are commenced and completed as planned, their results may not support our product candidate claims. Further, failure of product candidate development can occur at any stage of the clinical trials, or even thereafter, and we could encounter problems that cause us to abandon or repeat clinical trials. These problems could interrupt, delay or halt clinical trials for our product candidates and could result in FDA, or other regulatory authorities, delaying approval of our product candidates for any or all indications. The results from pre-clinical testing and prior clinical trials may not be predictive of results obtained in later or other larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates will prevent us from receiving regulatory approval to market these product candidates and will negatively impact our business. In addition, we or the FDA may suspend or curtail our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials or in the composition, manufacture or administration of the product candidates. Accordingly, we cannot predict with any certainty when or if we will ever be in a position to submit a new drug application, or NDA, for any of our product candidates, or whether any such NDA would ever be approved.

Our products use novel alternative technologies and therapeutic approaches, which have not been widely studied.

Our product development efforts focus on novel therapeutic approaches and technologies that have not been widely studied. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies.

Physicians and patients may not accept and use our drugs.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our products relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Because we are dependent on clinical research institutions and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These parties are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Our reliance on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the development, regulatory approval and commercialization of our products or result in higher product costs.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. Instead, we will contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and/or commercial needs, if any.

•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we will be ultimately responsible for any of their failures.

•
If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation. This may prohibit us from seeking alternative or additional manufacturers for our products.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Our future success depends, in part, on our ability to enter into and maintain sales and marketing collaborative relationships, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our product in the U.S. or overseas.

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drugs that we are attempting to develop will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the U.S. and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover our drugs. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for any of our products, once approved, market acceptance of our products could be reduced.

Risks Related to Our Intellectual Property

If we fail to protect or enforce our intellectual property rights adequately or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. Additionally, if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

To date, we hold certain exclusive rights under U.S. patents and patent applications as well as rights under foreign patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe upon the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

If requirements under our license agreements are not met, we could suffer significant harm, including losing rights to our products.

We depend on licensing agreements with third parties to maintain the intellectual property rights to our products under development. Presently, we have licensed rights from the University of Pittsburgh and The Ohio State University Research Foundation. These agreements require us and our licensors to perform certain obligations that affect our rights under these licensing agreements. All of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to our proprietary technology.

Finally, we may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of our products and technologies. Licenses required under any such patents or proprietary rights might not be made available on terms acceptable to us, if at all.

Risks Related to Our Securities

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. The lack of such analyst coverage may decrease the public demand for our common stock, making it more difficult for you to resell your shares when you deem appropriate.

Our common stock is considered “a penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Since trading of our common stock commenced on the OTC Bulletin Board, the market price has been below $5.00 per share. Therefore, our common stock is deemed a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell shares of our common stock.

Because we do not expect to pay dividends, you will not realize any income from an investment in our common stock unless and until you sell your shares at profit.

We have never paid dividends on our common stock and do not anticipate paying any dividends for the foreseeable future. You should not rely on an investment in our common stock if you require dividend income. Further, you will only realize income on an investment in our shares in the event you sell or otherwise dispose of your shares at a price higher than the price you paid for your shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

There may be issuances of shares of blank check preferred stock in the future.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, none of which are issued or currently outstanding. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that is senior to our common stock and that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

If our results do not meet analysts’ forecasts and expectations, our stock price could decline.

In the future, analysts who cover our business and operations may provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed above under the sections “Risks Related to Our Business” and “Risks Related to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.” If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

We cannot assure you that our common stock will ever be listed on NASDAQ or any other securities exchange.

Our common stock trades on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board and other electronic over-the-counter markets are often less liquid than stocks traded on national securities exchanges. We plan to seek listing on NASDAQ or the American Stock Exchange in the future, but we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. To the extent that our common stock is not traded on a national securities exchange, such as the NASDAQ, the decreased liquidity of our common stock may make it more difficult to sell your shares at desirable times and at prices.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement dated August 19, 2008 between Arno Therapeutics, Inc. and Roger G. Berlin (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 3, 2008).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 14, 2008	By:	/s/ Roger G. Berlin
Roger G. Berlin, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Brian Lenz
Brian Lenz
Chief Financial Officer
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