Form 10-K
period 2008-12-31
Arno Therapeutics, Inc
filed 2009-03-31
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission File Number: 000-52153

ARNO THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	52-2286452
(State of Incorporation)	(I.R.S. Employer Identification No.)
4 Campus Drive, 2nd Floor
Parsippany, New Jersey 07054
(Address of Principal Executive Offices)(Zip Code)

(862) 703-7170
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting   company.Large accelerated filer      Accelerated filer      Non-accelerated filer      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2008, based on the closing price of the common stock as reported on the OTC Bulletin Board on such date, was $32,451,414.  The calculation of the aggregate market value of voting and non-voting stock excludes 4,166,317 shares of the registrant’s common stock held by executive officers, directors, and persons who beneficially own 10% or more of the registrant’s common stock. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 30, 2009 there were outstanding 20,392,024 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. The 2009 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2008.

TABLE OF CONTENTS

References to the “Company,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-K refer to Arno Therapeutics, Inc. a Delaware corporation, and its consolidated subsidiaries, together taken as a whole, unless the context indicates otherwise.
Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, our research and development programs and planning for and timing of any clinical trials, the possibility, timing and outcome of submitting regulatory filings for our product candidates under development, research and development of particular drug products, the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Examples of the risks and uncertainties include, but are not limited to:

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

Other risks that may affect forward-looking statements contained in this report are described below under the caption “Risk Factors” in Item 1A of this Annual Report. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document. The risks discussed in this Annual Report should be considered in evaluating our prospects and future performance.

PART I

ITEM 1. BUSINESS

Overview of Arno’s Business

We are a development stage company focused on developing innovative products for the treatment of cancer. We seek to acquire rights to novel, pre-clinical or early stage clinical oncology product candidates, primarily from academic and research institutions, and then develop those drug candidates for commercial use. We currently have the exclusive worldwide rights to commercially develop our three oncology product candidates:

•
AR-67 - Our lead clinical product candidate is a novel, third-generation campothecin analogue. We have completed patient enrollment of a multi-center, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors.  During the first half of 2009, we anticipate initiating a Phase II clinical trial of AR-67 in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We also anticipate initiating a Phase II study in patients with myelodysplastic syndrome, or MDS, a group of diseases marked by abnormal production of blood cells by the bone marrow. In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator-initiated studies.  We believe this action will preserve our available cash resources, while continuing to advance the development of this product candidate.

•
AR-12 - We are also developing AR-12, an orally available pre-clinical compound for the treatment of cancer.  AR-12 is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting pre-clinical toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in the first half of 2009.  We anticipate commencing a Phase I clinical study of AR-12 in the United States and the United Kingdom during 2009.

•
AR-42 – We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer.  AR-42 is a broad spectrum inhibitor of deacetylase targets, or Pan-DAC, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. In March 2009, the FDA accepted our IND for AR-42. We plan to pursue collaborations with oncology cooperative groups, explore strategic partnerships and/or identify other researchers to conduct a Phase I study of AR-42 and otherwise further its development.

Corporate History; Merger Transactions

On June 2, 2008, we were acquired by Laurier International, Inc., a Delaware corporation, in a “reverse” merger whereby a wholly-owned subsidiary of Laurier merged with and into Arno Therapeutics, with Arno Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. In accordance with the terms of this merger, stockholders of Arno Therapeutics exchanged all of their shares of common stock of Arno Therapeutics for shares of Laurier common stock at a rate of 1.99377 shares of Laurier common stock for each share of Arno Therapeutics common stock. As a result of the issuance of the shares of Laurier common stock to the former Arno Therapeutics stockholders, following the merger the former stockholders of Arno Therapeutics held 95 percent of the outstanding common stock of Laurier, assuming the issuance of all shares underlying outstanding options and warrants.  Upon completion of the merger, all of the former officers and directors of Laurier resigned and were replaced by the officers and directors of Arno Therapeutics. Additionally, following the merger Laurier changed its name to Arno Therapeutics, Inc.

Oncology Overview

Cancer is the second leading cause of death in the United States, surpassed only by heart disease. Since 1990, over 18 million new cancer cases have been diagnosed. According to a 2008 report by the American Cancer Society, the National Institutes of Health estimate direct costs for medical care for cancer related treatments in the United States in 2007 were $89.0 billion. With a 65% 5-year relative survival rate for all cancers from 1996-2002, oncology remains a significant unmet medical need.

Different types of cancer behave in unique ways and respond to different treatments. Many types of drugs are used to treat cancer, including cytotoxics or antineoplastics, hormones, and biologics. According to a March 2007 report by Cowen and Company, the global cancer market was roughly $54.0 billion in 2006, of which cytotoxics accounted for 33% or $17.6 billion.

Cytotoxics, known as chemotherapeutics, tend to interfere with a few essential cellular processes in order to kill cancer cells. Although there are many cytotoxic agents, there is a considerable amount of overlap in their mechanisms of action. As such, the choice of a particular agent or group of agents is generally based on the result of empirical clinical trials and a desire to balance an aggressive treatment regimen with considerations to the patient’s comfort and quality of life, a consideration that makes the convenience of oral drugs more desirable than ones delivered intravenously.

Camptothecins and their analogues have demonstrated potent cytotoxic profiles throughout clinical trials and their marketed usage. They represent a significant part of the chemotherapeutics class with $1.1 billion in annual sales. Our lead drug candidate, AR-67, is a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties, characteristics that we believe may translate to superior clinical activity.

Arno Product Pipeline

Lead Product - AR-67

Background on Camptothecins

Camptothecin and its analogues, together referred to as camptothecins, are a class of drugs widely used to treat certain types of cancers, with worldwide annual sales exceeding $1.1 billion. Camptothecins treat cancer by disrupting cell division through the inhibition of topoisomerase I, a critical enzyme in DNA replication. Through this inhibition and additional mechanisms of action, camptothecins target cancer cells preferentially to normal tissues, making them a promising class of drugs in this indication.

All clinically relevant camptothecins react with water and exist in two forms under physiologic conditions: a biologically active “lactone” form and a largely inactive but toxic “carboxylate” form. In human blood, chemical equilibrium greatly favors the carboxylate form, with rapid conversion of the active lactone form to the inactive and toxic carboxylate form in vivo. Maintaining a therapeutic level of the lactone form in vivo has proven to be a significant challenge in the development of the class.

Second-generation camptothecin analogues focused on improving lactone stability by increasing lipophilicity and modifying binding profiles between the compound and blood proteins. Two second generation therapies, topotecan (Hycamtin®, Glaxo-Smith-Kline) and irinotecan (also known as CPT-11 and marketed as Camptostar® by Pfizer), are approved by the FDA. Topotecan, the first camptothecin to receive marketing approval in the United States, is used as a second-line intravenous therapy in several tumor types including ovarian, small cell lung cancer, and cervical cancers. Irinotecan is a largely inactive intravenous pro-drug for SN-38, a potent but insoluble camptothecin analogue. Irinotecan is used as a front-line and second-line therapy for colorectal cancer and is by far the leading drug in the class with over $903 million in worldwide annual sales. While these drugs represent a marked improvement compared with the parent compound, their in vivo stability profiles remain suboptimal. Exposure to the active lactone form can be measured by lactone: total area under the curve ratio, or AUC ratio, which measures the ratio of the drug forms over the course of drug exposure. Lactone AUC ratios are 30-40% for topotecan, 40-45% for CPT-11, and 50-75% for SN-38.

AR-67 is a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties in humans as compared with first and second-generation products. In the ongoing Phase I study, preliminary pharmacokinetic data suggest a lactone AUC ratio of approximately 90%.

We believe that this unique profile may translate into superior efficacy in the treatment of a variety of cancers. We believe these advantages could allow AR-67 to become a leading product in the camptothecin market.  AR-67 has concluded enrollment of a Phase I study in patients with advanced solid tumors.  Phase II studies are planned for initiation in 2009 in patients with GBM and patients with MDS.

Potential Advantages of AR-67

AR-67 has demonstrated potent topoisomerase I inhibition and greatly improved in vivo stability of the active lactone form when compared with topotecan and irinotecan. Structural characteristics make AR-67 highly lipophilic, with pre-clinical evaluation showing 10-fold and 250-fold increases in lipophilicity over SN-38 and topotecan, respectively. Favorable plasma protein binding characteristics also contribute to AR-67’s superior lactone AUC ratio compared with marketed camptothecins. In the Phase I study, data suggests a lactone AUC ratio of approximately 90%.

Pre-clinical studies with AR-67 have demonstrated a unique anti-cancer profile, with in vitro cytotoxicity comparable to topotecan and SN-38 in several tumor lines, including non-small-cell lung and central nervous system cancers. AR-67 was used in pre-clinical xenograft studies and showed particular promise in brain cancers, where the drug significantly inhibited tumor growth and elicited complete responses in subcutaneous and intracranial glioma models. We believe that the pre-clinical evidence of AR-67’s potency combined with the preliminary pharmacokinetic data observed in the Phase I study may lead to a superior therapeutic profile.

Clinical Development Program

We have completed enrollment of our single agent, ascending dose Phase I clinical study of AR-67 in patients with advanced solid tumors. The Phase I study results established the maximum tolerated dose, or MTD, evaluated the safety of AR-67, and characterized the plasma pharmacokinetic, or PK, profile. We plan to pursue investigator-initiated Phase II studies of AR-67 in patients with GBM and patients with MDS during 2009. We believe that AR-67’s high lipophilicity may promote blood-brain-barrier penetration of therapeutic levels of the lactone form and increase activity relative to other drugs in the class. While there can be no assurances, demonstrated efficacy in GBM or MDS, orphan indications, may provide an accelerated path to approval, increased market protection and expanded sales potential.

AR-12

We are also developing AR-12, a potentially first-in-class, orally available cancer treatment in pre-clinical development. AR-12 is an inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway, while also possessing activity in the endoplasmic reticulum stress pathway and other pathways targeting apoptosis. In pre-clinical studies, AR-12 has demonstrated activity in a wide range of tumor types and synergistic effects with several widely used anti-cancer agents, enhancing activity or overcoming drug-resistance when used in combination with Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech) and tamoxifen. We have completed pre-clinical toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an IND, in early 2009.  We anticipate commencing a Phase I clinical study of AR-12 in the United States and the United Kingdom during 2009.

AR-42

AR-42 is a novel oral cancer therapy in pre-clinical development. AR-42 is a broad spectrum deacetylace inhibitor, referred to as a pan-DAC inhibitor that also inhibits Akt via the protein phosphate I pathway. In pre-clinical studies, AR-42 has demonstrated greater potency and activity in solid tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. The additional mechanisms of AR-42 may contribute to the compound’s superior profile in vitro and in vivo.  The FDA accepted our IND in the first quarter of 2009.  We plan to pursue collaborations with oncology cooperative groups, explore strategic partnerships and/or identify other researchers to conduct a Phase I study of AR-42 and otherwise further its development.

Competition

We compete primarily in the segment of the biopharmaceutical market that addresses cancer therapeutics, which is highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address the cancer market. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research. We also compete with commercial biotechnology companies for the rights to product candidates developed by public and private research institutes. Smaller or early-stage companies are also significant competitors, particularly those with collaborative arrangements with large and established companies. In addition to the factors described above under Item 1A of this Annual Report, our ability to compete in the cancer therapeutics market depends on the following factors:

•	our ability to develop novel compounds with attractive pharmaceutical properties and to secure and protect intellectual property rights based on our innovations;
•	the efficacy, safety and reliability of our drug candidates;
•	the speed at which we develop our drug candidates;
•	our ability to design and successfully complete appropriate clinical trials;
•	our ability to maintain a good relationship with regulatory authorities;
•	the timing and scope of regulatory approvals;
•	our ability to manufacture and sell commercial quantities of future products to the market; and
•	acceptance of future products by physicians and other healthcare providers.

If approved, we expect that AR-67 would compete in a class of chemotherapeutic agents known as camptothecins. The annual worldwide sales of camptothecins, which have been used for many years, collectively exceed $1.1 billion. The leading camtothecins on the market today include Hycamitin (topotecan), marketed by GlaxoSmithKline, and Camptostar (irinotecan or CPT-11), which is marketed by Pfizer. If approved, our product candidates may also compete with other cytotoxic, or anticancer, therapies.

License Agreements and Intellectual Property

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. See Item 1A. Risk Factors – Risks Related to Our Intellectual Property.

We will continue to depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

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

Under the terms of our license agreement with Pitt, we made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. We will make the first milestone payment to Pitt following the filing of the first New Drug Application, or NDA, filed with the FDA for AR-67. We are also required to pay to Pitt an annual maintenance fee on each anniversary of the license agreement, and to pay Pitt a royalty equal to a percentage of net sales of AR-67. To the extent we enter into a sublicensing agreement relating to AR-67, we will pay Pitt a portion of all non-royalty income received from such sublicensee.

Under the license agreement with Pitt, we also agreed to indemnify and hold Pitt and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with (i) the production, manufacture, sale, use, lease, consumption or advertisement of AR-67, (ii) the practice by us or any affiliate or sublicensee of the licensed patent; or (iii) any obligation of us under the license agreement unless any such claim is determined to have arisen out of the gross negligence, recklessness or willful misconduct of Pitt. The license agreement will terminate upon the expiration of the last patent relating to AR-67. Pitt may generally terminate the agreement at any time upon a material breach by us to the extent we fail to cure any such breach within 60 days after receiving notice of such breach or in the event we file for bankruptcy. We may terminate the agreement for any reason upon 90 days’ prior written notice.

AR-12 and AR-42 License Agreements

Our rights to AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation, or Ohio State, entered into in January 2008. Pursuant to each of these agreements, we have exclusive, worldwide, royalty-bearing licenses to commercialize certain patent applications, know-how and improvements relating to AR-12 and AR-42 for all therapeutic uses.

Pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first company-sponsored Phase I clinical trial of each of AR-12 and AR-42. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

The license agreements with Ohio State further provide that we will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42, respectively, expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon our breach of the terms of the license the extent we fail to cure any such breach within 90 days after receiving notice of such breach or our bankruptcy. We may terminate either license upon 90 days’ prior written notice.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (pre-clinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We and our manufacturers may also be subject to regulations under other United States federal, state, and local laws.

United States Government Regulation

In the United States, the FDA regulates drugs under the Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•
completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations and other regulations;

•	submission to the FDA of an IND application, which must become effective before clinical trials may begin;
•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission of a new drug application, or NDA, to the FDA;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with current good manufacturing practice, or cGMP, regulations and other applicable regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described in Item 1A of this Annual Report under the caption entitled “Risks Relating to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.”

Pre-clinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•
Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs or in a particular patient population.

•
Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•
Phase III clinical trials are commonly referred to as pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition continued approval of an NDA on the sponsor’s agreement to conduct additional clinical trials with due diligence. In other cases, the sponsor and the FDA may agree that additional safety and/or efficacy data should be provided; however, continued approval of the NDA may not always depend on timely submission of such information. Such post-approval studies are typically referred to as Phase IV studies.

New Drug Application

The results of drug candidate development, pre-clinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of an NDA. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application.

During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve an NDA and issue a not approvable letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and new conditions of use may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active entity. The Hatch-Waxman Act prohibits the submission of an abbreviated NDA, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, submission of a Section 505(b)(2) NDA or an ANDA for a generic version of a previously-approved drug containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under the Hatch-Waxman Act does not prevent the submission or approval of another “full” 505(b)(1) NDA; however, the applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Some of our product candidates may qualify for Hatch-Waxman non-patent marketing exclusivity.

In addition to non-patent marketing exclusivity, the Hatch-Waxman Act amended the FDCA to require each NDA sponsor to submit with its application information on any patent that claims the drug for which the applicant submitted the NDA or that claims a method of using such drug and with respect to which a claim of patent infringement could reasonably be asserted if a person not licensed by the owner engaged in the manufacture, use, or sale of the drug. Generic applicants that wish to rely on the approval of a drug listed in the Orange Book must certify to each listed patent, as discussed above. We intend to submit for Orange Book listing all relevant patents for our product candidates.

Finally, the Hatch-Waxman Act amended the patent laws so that certain patents related to products regulated by the FDA are eligible for a patent term extension if patent life was lost during a period when the product was undergoing regulatory review, and if certain criteria are met. We intend to seek patent term extensions, provided our patents and products, if they are approved, meet applicable eligibility requirements.

Pediatric Studies and Exclusivity

The FDA provides an additional six months of non-patent marketing exclusivity and patent protection for any such protections listed in the Orange Book for new or marketed drugs if a sponsor conducts specific pediatric studies at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that certain new NDAs or NDA supplements contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. PREA pediatric assessments may qualify for pediatric exclusivity. Unless otherwise required by regulation, PREA does not apply to any drug for an indication with orphan designation.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We may seek orphan drug designation for AR-67 for the treatment of GBM and MDS, and potentially for certain uses of AR-12 and AR-42.

Under European Union medicines laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s review clock for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•
Priority Review. As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. We do not know whether any of our drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

•
Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we and/or our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Special Protocol Assessment

The FDCA directs the FDA to meet with sponsors, pursuant to a sponsor’s written request, for the purpose of reaching agreement on the design and size of clinical trials intended to form the primary basis of an efficacy claim in an NDA. If an agreement is reached, the FDA will reduce the agreement to writing and make it part of the administrative record. This agreement is called a special protocol assessment, or SPA. While the FDA’s guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has the latitude to change its assessment if certain exceptions apply. Exceptions include identification of a substantial scientific issue essential to safety or efficacy testing that later comes to light, a sponsor’s failure to follow the protocol agreed upon, or the FDA’s reliance on data, assumptions or information that are determined to be wrong.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to future FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, sales or use, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning and/or untitled letters, corrective advertising and potential civil and criminal penalties.

Foreign Regulation

     In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.  We plan to conduct our Phase I clinical trial for AR-12 in the United Kingdom, as well as the United States.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our product candidates rather than diverting resources to establish our own manufacturing facilities. We meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. We rely on individual proposals and purchase orders to meet our needs and typically rely on terms and conditions proposed by the third party or us to govern our rights and obligations under each order (including provisions with respect to intellectual property, if any). We do not have any long-term agreements or commitments for these services.

Likewise, we do not have any long-term agreements or commitments with vendors to supply the underlying component materials of our product candidates, some of which are available from only a single supplier.

Should any of our product candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with the commercial production of our products. We have some flexibility in securing other manufacturers to produce our product candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our product candidates.

Research and Development Expenses

We spent approximately $9.8 million in fiscal year 2008 and $2.9 million in fiscal year 2007 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.
Employees

As of December 31, 2008, we had six employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

We utilize clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, and manufacturing. We may hire additional research and development staff, as required, to support our product development.

ITEM 1A. RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Annual Report, before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Relating to Our Business

We currently have no product revenues and will need to raise substantial additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are AR-67, AR-12 and AR-42, and none of these products are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Currently, we believe we have cash on hand to fund our operations into the first quarter of 2010. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

However, we currently have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the current global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs and may severely harm our business.

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

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2008 and 2007, we had a net loss of $12,913,566 and $3,359,697, respectively, and for the period from our inception on August 1, 2005 through December 31, 2008, we had a net loss of $16,644,156.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the years ended December 31, 2008 and 2007, we had negative cash flows from operating activities of $8,884,214 and $1,824,115, respectively, and since inception through December 31, 2008, we have had negative cash flows from operating activities of $11,060,003.  We expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technologies and preparing for pre-clinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

We rely on key employees and scientific and medical advisors, whose knowledge of our business and technical expertise would be difficult to replace.

We currently rely on certain key employees, the loss of any one or more of whom could delay our development program. We are and will be highly dependent on our principal scientific, regulatory and medical advisors. Although we have “key person” life insurance policies for our Chief Executive Officer and President and Chief Medical Officer, the loss of technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

In February 2009, our current President and Chief Medical Officer informed us that he would not be continuing his employment with us when the term of his employment agreement expires on May 31, 2009.  We are actively recruiting candidates to this position, including persons who may serve on a part-time consulting basis.  However, there is no assurance we will be able to secure an adequate replacement in a timely fashion.  If we are not able to timely find a replacement, the pace of our development activities may be delayed.

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of the pharmaceutical products we develop, alone or with corporate collaborators. We currently do not have product liability insurance, but do maintain clinical trial insurance coverage with respect to AR-67. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

There are certain interlocking relationships among us and certain affiliates of Two River Group Holdings, LLC, which may present potential conflicts of interest.

Dr. Arie S. Belldegrun, Peter M. Kash, Joshua A. Kazam and David M. Tanen, each a director and stockholder of Arno, are the sole members of Two River Group Management, LLC, which serves as the managing member of Two River Group Holdings, LLC, or Two River, a venture capital firm specializing in the formation of biotechnology companies. Messrs. Kash, Kazam and Tanen are officers and directors of Riverbank Capital Securities, Inc., or Riverbank, a broker dealer registered with the Financial Industry Regulatory Authority, or FINRA. Mr. Tanen also serves as our Secretary and Scott L. Navins, the Vice President of Finance for Two River and Financial and Operations Principal for Riverbank, serves as our Treasurer. Additionally, certain employees of Two River, who are also our stockholders, perform substantial operational activity for us, including without limitation financial, clinical and regulatory activities. Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, none of our affiliates or Two River is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or Two River in the future will be made available to us. In addition, certain of our current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are controlled by current directors and principal stockholders.

Our executive officers, directors and principal stockholders, which include the persons affiliated with Two River discussed above, beneficially own approximately 44% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

We will be required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which will increase our costs and divert management’s time and attention.

We are in a continuing process of further establishing and documenting controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and our ability to obtain any necessary financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our Annual Reports on Form 10-K with the SEC. This would likely have an adverse affect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock if we are listed on an exchange in the future. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

We will experience increased costs as a result of becoming subject to the reporting requirements of federal securities laws.

Since our merger with Laurier International, Inc. in June 2008, we are subject to the reporting requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act of 1934 requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which is discussed above. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

All three of our current product candidates are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking regulatory approval to sell such product candidates. To date, we have only filed INDs for AR-67 and AR-42, which is required in order to conduct clinical studies of a drug candidate. We do not intend to file an IND for AR-12 until the first half of 2009.

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

Our common stock trades on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board and other electronic over-the-counter markets are often less liquid than stocks traded on national securities exchanges. In fact, the historical trading of our common stock has been extremely limited and sporadic. We plan to seek listing on NASDAQ or the American Stock Exchange in the future, but we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. To the extent that our common stock is not traded on a national securities exchange, such as the NASDAQ, the decreased liquidity of our common stock may make it more difficult to sell your shares at desirable times and at prices.

Our common stock is considered a “penny stock.”

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 4 Campus Drive, 2nd Floor, Parsippany, New Jersey 07054.  We entered into our lease agreement on October 20, 2008, for new office space of 5,390 square feet, in Parsippany, New Jersey.  The lease commencement date is November 14, 2008, with lease payments beginning on January 1, 2009.  The lease expiration date is 5 years from the rent commencement date.  We provided a security deposit of $44,018, or four months base rent, in the form of a letter of credit.  The letter of credit may be reduced by $11,005 on January 1, 2011 and by an additional $11,005 on January 1, 2013, provided we maintain certain conditions described in the lease agreement.  We have an early termination option, which provides us the option to terminate the lease on the third anniversary, upon providing the landlord nine months written notice prior to the third anniversary of the lease.  If we exercise our termination option, we would be obligated to pay a fee of $53,641 which consists of unamortized costs and expenses incurred by the landlord in connection with the lease.  We also have an option to extend the term of the lease for a period of five additional years, provided we give notice to the landlord no later than twelve months prior to the original expiration of the term.  We are also responsible for payment of our share of certain charges such as operating costs and taxes in excess of the base year and additional rent. We believe our current facilities in Parsippany, New Jersey will be adequate to meet our needs for the foreseeable future.

We relocated our principal offices effective November 14, 2008 from Fairfield, New Jersey to our current Parsippany, New Jersey location.  In November 2008, we abandoned our non-cancelable operating lease we entered into on August 10, 2007 for our Fairfield, New Jersey facility that expires in December 2010.  Our remaining estimated lease obligation for our Fairfield, New Jersey office space is approximately $102,000.   We are also responsible for payment of our share of certain charges such as operating costs and taxes in excess of the base year and additional rent. In connection with this lease, we have made a $12,165 cash deposit.

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is eligible for quotation on the OTC Bulletin Board, or the OTCBB.  The first sale of our common stock reported on the OTCBB occurred in June 2008, and since that time, our common stock has only traded sporadically with no significant volume.  Accordingly, there is not an established public trading market for our common stock.
Until July 16, 2008,  our common stock traded under the symbol “LRRI.OB.”  Following our merger with Laurier completed on June 3, 2008, our trading symbol changed to “ARNI.OB” on July 17, 2008.  Set forth below are the high and low sales prices for our common stock by quarter for the fiscal year ended December 31, 2008, as reported by the OTCBB. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Year ended December 31, 2008
First quarter	$ -	$ -
Second quarter	$2.00	$2.00
Third quarter	$3.50	$1.80
Fourth quarter	$3.25	$1.95

Stockholders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 23, 2009, we had 241 holders of record of common stock, not including those held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. We seek to acquire rights to novel, pre-clinical or early stage clinical oncology product candidates, primarily from academic and research institutions, and then develop those drug candidates for commercial use. We currently have the rights to three oncology product candidates:

•
AR-67 - Our lead clinical product candidate is a novel, third-generation campothecin analogue. We have completed patient enrollment of our multi-center, ascending dose, Phase I clinical trial of AR-67 in patients with advanced solid tumors.  During the first half of 2009, we anticipate the commencement of a Phase II clinical trial of AR-67 in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We also anticipate commencing a Phase II clinical trial in patients with myelodysplastic syndrome or MDS, a group of diseases marked by abnormal production of blood cells by the bone marrow.  In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator-initiated studies.  We believe this action will preserve our available cash resources, while continuing to advance the development of this product candidate.

•
AR-12 - We are also developing AR-12, an orally available pre-clinical compound for the treatment of cancer, is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We have completed pre-clinical toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009.  We anticipate commencing a Phase I clinical study of AR-12 in the United States and the United Kingdom during 2009.

•
AR-42 – We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, or Pan-DAC, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. In the first quarter of 2009, the FDA accepted our IND for AR-42. We plan to pursue collaborations with oncology cooperative groups, explore strategic partnerships and/or identify other researchers to conduct a Phase I study of AR-42 and otherwise further its development.

We have no product sales to date and we will not generate any product revenue unless and until we receive approval from the Food and Drug Administration, or FDA, or an equivalent foreign regulatory body to begin selling our pharmaceutical candidates.  There can be no assurance that we will ever receive such regulatory approval.  Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. The majority of our development expenses have related to AR-67, which completed patient enrollment in its Phase I clinical trial, and we are in the process of commencing Phase II clinical trials. As we proceed with the clinical development of AR-67 and AR-12, our research and development expenses will further increase. Research and development expenses, which represent the largest portion of our total operating expenses, consist primarily of outside service providers for clinical development, salaries and related personnel costs, fees paid to consultants, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology.  We expense our research and development costs as they are incurred.  To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from private sales of our common stock and borrowings.

Results of Operations

           Comparison of the Years Ended December 31, 2008 versus December 31, 2007

Revenue.  We had no revenues from operations through December 31, 2008.
Research and Development Expenses.  Research and development, or R&D, expenses for the years ended December 31, 2008 and 2007 were $9,768,389 and $2,899,264, respectively. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.  The increase in R&D expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 of $6,869,125 is primarily attributed to an increase of licensing, manufacturing and non-clinical costs related to our two drug candidates AR-12 and AR-42, which were licensed from The Ohio State University in January 2008.  The increase was also attributed to clinical related costs for our lead compound AR-67, which has completed Phase I enrollment.  The remainder of the increase was due to an increase in legal, regulatory, non-clinical and personnel expenditures associated with the development of our three drug candidates, in addition to a non-cash charge of $451,270 of stock compensation expense related to stock options awards granted to employees and consultants, which is included in Unallocated R&D per the table below.  R&D expenses consist primarily of outside service providers for clinical development, salaries and related personnel costs, fees paid to consultants, legal expenses resulting from intellectual property protection, business development and organizational affairs and other expenses relating to the acquiring, design, development, testing, and enhancement of our product candidates, including milestone payments for licensed technology.  We expense our research and development costs as they are incurred.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2008 and 2007, as well as the cumulative amounts since we began development of each product candidate. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Years Ended December 31,
	2008	2007	Cumulative amounts during development
AR-67	$2,801,368	$2,395,058	$5,551,557
AR-12	2,820,442	32,391	2,852,833
AR-42	2,263,440	24,819	2,288,259
Unallocated R&D	1,883,139	446,996	2,340,837
Total	$9,768,389	$2,899,264	$13,033,486

AR-67.  AR-67 is a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties in humans as compared with first and second-generation products. We have completed patient enrollment of our multi-center, ascending dose Phase I clinical trial in patients with advanced solid tumors.  During the first half of 2009, we anticipate commencing a Phase II clinical trial of AR-67 in patients with GBM.  We also anticipate commencing a Phase II clinical trial in patients with MDS.  In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator-initiated studies.   Accordingly, we expect to spend approximately $2 million in third party development costs during 2009.  Should we continue development of AR-67, we expect that it will take at least 3 to 5 years, if ever, to obtain regulatory approval of AR-67.

AR-12.  We are also developing AR-12, an orally available pre-clinical compound that is a novel inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum (ER) stress and other pathways targeting apoptosis. Pre-clinical studies suggest that AR-12 may provide therapeutic benefit either alone or in combination with other therapeutic agents. We are currently conducting toxicology and manufacturing studies that we anticipate will provide the basis for the filing of an investigational new drug application, or IND, in early 2009.  We also anticipate commencing a Phase I clinical study in the United States during 2009.  We expect to spend approximately $3 million in third party development costs during 2009.  Given its very early development stage, we are not able to predict the total costs or the length of time that would be required to complete development of AR-12.

AR-42.  We are also developing AR-42, an orally available pre-clinical compound for the treatment of cancer. AR-42 is a broad spectrum inhibitor of deacetylase targets, referred to as Pan-DAC inhibition, as well as an inhibitor of Akt. In pre-clinical models, AR-42 has demonstrated greater potency and a competitive profile in tumors when compared with vorinostat (also known as SAHA and marketed as Zolinza® by Merck), the leading marketed histone deacetylase inhibitor. During the first quarter of 2009, the FDA accepted our IND.  We plan to pursue collaborations with oncology cooperative groups, strategic partners and/or identify other researchers to conduct a Phase I study and otherwise further its development.  Accordingly, during 2009 we expect to spend approximately $300,000 in third party development costs.  Given its very early development stage, we are not able to predict the total costs or the length of time that would be required to complete development of AR-42.

While expenditures on current and future clinical development programs are expected to be substantial and to increase, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including without limitation:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and

•	the costs, requirements, timing of, and ability to secure regulatory approvals.

General and Administrative Expenses.  General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including accounting and general legal activities. G&A expenses for the years ended December 31, 2008 and 2007 were $2,315,178 and $360,349, respectively. G&A expenses during 2008 increased by $1,954,829, which was primarily attributed to the following: (i) a non-cash charge of $679,948 of stock compensation expense related to stock option awards granted to employees and consultants, (ii) the June 3, 2008 merger with Laurier and related professional fees of approximately $500,000, (iii) higher payroll, benefits and recruiting expenses as a result of the Company hiring a Director of Product Development in January 2008, a CFO in August 2008 and a CEO in September 2008, and (iv) increased rent as a result of securing 5,390 square feet in its newly leased corporate headquarters in Parsippany, New Jersey effective November 14, 2008.

Interest Income. Interest income for the years ended December 31, 2008 and 2007 was $206,054 and $123,962, respectively. The increase of $82,092 was attributed to having a higher cash balance for the year ended 2008 versus 2007, as a result of the June 2, 2008 private placement of 7,360,689 shares of our common stock, resulting in gross proceeds of approximately $17,832,000.

Interest Expense. Interest expense for the years ended December 31, 2008 versus 2007 was $1,036,053 and $224,046, respectively. The increase of $812,007, of interest expense is attributable to the conversion of the notes we issued in February 2007.  The notes included a 10% discount valued at approximately $475,000 and conversion warrants valued at approximately $348,000 based upon the Black-Scholes option-pricing model that was charged to interest expense.  The notes’ principal and accrued interest automatically converted upon the closing of our June 2008 private placement into 1,962,338 shares of our common stock at a conversion price of $2.42.

Due to the factors mentioned above, the net loss for the year ended December 31, 2008 was $12,913,566, or a net loss of $0.81 per share of common stock, basic and diluted, as compared to a net loss of $3,359,697 for the year ended December 31, 2007, or a net loss of $0.34 per common share, basic and diluted.

Liquidity and Capital Resources

For the years ended December 31, 2008 and 2007, we had a net loss of $12,913,566 and $3,359,697, respectively. From August 1, 2005 (inception) through December 31, 2008, we have incurred an aggregate net loss of $16,644,156, primarily through a combination of research and development activities related to the licensed technology under our control and expenses supporting those activities.  As of December 31, 2008, we had working capital of $7,759,776 and cash and cash equivalents of $10,394,749.

We expect to incur additional losses in the future as we increase our research and clinical development activities.  We have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever.  We have financed our operations since inception primarily through debt and equity financings.

Our net cash used in operating activities for the year ended December 31, 2008 was $8,884,214.  Our net cash used in operating activities primarily resulted from a net loss of $12,913,566 offset by non-cash items consisting of the impact of expensing stock based compensation relating to option and warrant grants made to employees, directors, consultants and finders for a total of $1,611,618, in addition to non-cash charges related to warrants issued in connection with the conversion of the convertible notes we issued in 2007 and the note discount arising from the beneficial conversion feature and non-cash interest expenses, of $348,000 and $475,391 and $98,930, respectively, as well as non-cash charges of $45,467 of depreciation and amortization related to the purchases of office equipment.  Other uses of cash from operating activities include an increase of accounts payable of $2,382,184 offset by a decrease of accrued expenses of $669,315 attributed to clinical development costs and bonus accruals.

Our net cash used in investing activities for the year ended December 31, 2008 was $37,317, which resulted from capital expenditures attributable to the purchases of computer and office equipment for the leased office space in Fairfield and Parsippany, New Jersey.

Our net cash provided by financing activities for the year ended December 31, 2008 was $17,670,037, which was attributed to the June 2, 2008 private placement of 7,360,689 shares of our common stock.

Total cash resources as of December 31, 2008 were $10,394,749, compared to $1,646,243 at December 31, 2007.  Because our business does not generate any cash flow, we will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Through December 31, 2008, all of our financing has been through private placements of common stock and debt financing.

We will continue to fund operations from cash on hand and through similar sources of capital previously described, or through other sources such as corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional financing, or if available, that it will be sufficient to meet our needs.  To the extent that we raise additional funds by issuing equity or convertible or non-convertible debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors including the changes in the focus and direction of our research and development programs, the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.

Based on our resources at December 31, 2008, and our current plan of expenditure on continuing development of our drug candidates AR-67 and AR-12, we believe that we have sufficient capital to fund our operations into the first quarter of 2010. However, we will need substantial additional financing until we can achieve profitability, if ever. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs. Each of these alternatives would have a material adverse effect on the prospects of our business.

On June 2, 2008 we completed a private placement of 7,360,689 shares of our common stock, resulting in gross proceeds of approximately $17,832,000.  We paid a $100,000 non-accountable expense allowance to Riverbank Capital Securities, Inc., or Riverbank, for services related to our June 2008 private placement and are not obligated to Riverbank for any future payments.   Riverbank is an entity controlled by several partners of Two River who are also officers and directors of our Company.

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

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2008.

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

Warrant Grants

During the first quarter of 2008, as consideration for the performance of consulting and due diligence efforts related to the licensing of AR-12 and AR-42, we granted and expensed fully vested warrants to purchase 299,063 shares of our common stock at an exercise price of $2.42.  Of the total amount of the warrants granted, 239,250 were granted to employees of Two River, a related party. The remaining 59,813 warrants were granted to outside consultants.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with stock-based compensation have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 4 of the accompanying notes to our financial statements.

Research and Development Expenses and Accruals

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates. Research and development costs are expensed as incurred. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials and other research and development activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and CROs, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CRO’s and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced, which may occur several months after the related services were performed.

In the normal course of business we contract with third parties to perform various research and development activities in the on-going development of our product candidates. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other research and development activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific contract.

No adjustments for material changes in estimates have been recognized in any period presented.

Stock-based compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. The Company issued stock options to employees, directors and consultants under the 2005 Stock Option Plan beginning in 2006.

We account for employee stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires us to expense the fair value of stock options over the vesting period on a straight-line basis. We determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 9 of the accompanying notes to our financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. The goal of our investment policy is to place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. We seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. Our policy is to mitigate default risk by investing in high credit quality securities and currently do not hedge interest rate exposure. Due to our policy to only make investments with short-term maturities, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

As of December 31, 2008, our portfolio consisted primarily of bank savings accounts and a certificate of deposit associated with our lease obligation, and we did not have any investments with significant exposure to the subprime mortgage market issues. Based on our investment portfolio and interest rates at December 31, 2008, we believe that a decrease in interest rates would not have a significant impact on the fair value of our cash and cash equivalents of approximately $10.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to only provide management’s report in this Annual Report.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Arno have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Our Amended and Restated 2005 Stock Option Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2008 with respect to our Amended and Restated 2005 Stock Option Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders:
2005 Stock Option Plan	2,436,511	$1.71	554,144

Equity compensation plans not approved by stockholders:
None.	—	—	—

Total	2,436,511	$1.71	554,144

Information in response to this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item is incorporated herein by reference to our 2009 Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

Reference is made to the Index to Financial Statements beginning on Page F-1 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

The exhibits listed below are incorporated herein by reference or filed with this Annual Report as indicated below.

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on March 6, 2008).

2.2
Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed on July 31, 2008, SEC File No. 333-152660).

2.3
Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed on July 31, 2008, SEC File No. 333-152660).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).
10.1	Employment Agreement dated June 1, 2007 between Arno Therapeutics, Inc. and Scott Z. Fields, M.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 9, 2008).*
10.2	Letter agreement dated September 2, 2007 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 9, 2008).*
10.3	Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.5	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+
10.6
License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+

10.7
License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+

10.8
Form of Subscription Agreement between Arno Therapeutics, Inc. and the investors in the June 2, 2008 private placement (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed June 9, 2008).

10.9
Employment Agreement dated June 9, 2008 between Arno Therapeutics, Inc. and Brian Lenz, as amended on July 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2008).*

10.10	Employment Agreement by and between Arno Therapeutics, Inc. and Dr. Roger Berlin, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed *

10.11	Lease Agreement by and between Arno Therapeutics, Inc. and Maple 4 Campus L.L.C., dated October 17, 2008 (filed herewith).
23.1	Consent of Hays & Company LLP (filed herewith).
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

ARNO THERAPEUTICS, INC.

BY:	/s/ Roger G. Berlin
Roger G. Berlin
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Arno Therapeutics, Inc., hereby severally constitute Roger G. Berlin and Brian Lenz, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Arno Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the U.S. Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Berlin, M.D.	Chief Executive Officer and Director	March 31, 2009
Roger G. Berlin	(Principal Executive Officer)

/s/ Brian Lenz	Chief Financial Officer	March 31, 2009
Brian Lenz	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board of Directors	March 31, 2009
Arie S. Belldegrun

/s/ Robert I. Falk	Director	March 31, 2009
Robert I. Falk

/s/ William F. Hamilton, Ph. D.	Director	March 31, 2009
William F. Hamilton

/s/ Peter M. Kash	Director	March 31, 2009
Peter M. Kash

/s/ Joshua A. Kazam	Director	March 31, 2009
Joshua A. Kazam

/s/ David M. Tanen	Director	March 31, 2009
David M. Tanen

FINANCIAL STATEMENTS

Financial Statements Index

To the Board of Directors
Arno Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arno Therapeutics, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hays & Company LLP

March 31, 2009
New York, New York

ARNO THERAPEUTICS, INC.
(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$10,394,749	$1,646,243
Prepaid expenses	315,014	74,092
Total current assets	10,709,763	1,720,335
Deferred financing fees, net	—	13,541
Property and equipment, net	63,584	38,193
Restricted cash	44,276	—
Security deposit	12,165	12,165
TOTAL ASSETS	$10,829,788	$1,784,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,493,658	$111,474
Accrued expenses and other liabilities	450,713	1,120,028
Due to related party	5,616	583
Total current liabilities	2,949,987	1,232,085
Deferred rent	17,393	151
Convertible notes and accrued interest payable	—	4,179,588
TOTAL LIABILITIES	2,967,380	5,411,824

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value: 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized, 20,392,024 and 9,968,797 shares issued and outstanding, respectively	2,039	997
Additional paid-in capital	24,504,525	102,003
Deficit accumulated during the development stage	(16,644,156)	(3,730,590)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	7,862,408	(3,627,590)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$10,829,788	$1,784,234

See accompanying notes to financial statements.

ARNO THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Period from August 1, 2005 (inception) Through December 31, 2008

OPERATING EXPENSES
Research and development	$9,768,389	$2,899,264	$13,033,486
General and administrative	2,315,178	360,349	2,680,587
Total Operating Expenses	12,083,567	3,259,613	15,714,073

LOSS FROM OPERATIONS	(12,083,567)	(3,259,613)	(15,714,073)

OTHER INCOME (EXPENSE)
Interest income	206,054	123,962	330,016
Interest expense	(1,036,053)	(224,046)	(1,260,099)
Total Other Income (Expense)	(829,999)	(100,084)	(930,083)

NET LOSS	$(12,913,566)	$(3,359,697)	$(16,644,156)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.81)	(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,022,836	9,968,797

See accompanying notes to financial statements.

ARNO THERAPEUTICS, INC.
(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)

Issuance of common stock to founders at $0.0001 per share	9,968,797	$997	$4,003	$—	$5,000
Issuance of stock options for services	—	—	9,700	—	9,700
Net loss, period from August 1, 2005 (inception) through December 31, 2006	—	—	—	(370,893)	(370,893)
Balance at December 31, 2006	9,968,797	997	13,703	(370,893)	(356,193)
Issuance of stock options for services	—	—	88,300	—	88,300
Net loss, year ended December 31, 2007	—	—	—	(3,359,697)	(3,359,697)
Balance at December 31, 2007	9,968,797	997	102,003	(3,730,590)	(3,627,590)
Common stock sold in private placement, net of issuance costs of $141,646	7,360,689	736	17,689,301	—	17,690,037
Conversion of notes payable upon closing of private placement	1,962,338	196	4,278,322	—	4,278,518
Discount arising from note conversion	—	—	475,391	—	475,391
Warrants issued in connection with note conversion	—	—	348,000	—	348,000
Reverse merger transaction- Elimination of accumulated deficit	—	—	(120,648)	—	(120,648)
Previously issued Laurier common stock	1,100,200	110	120,538	—	120,648
Warrants issued for services	—	—	480,400	—	480,400
Employee stock based compensation	—	—	1,044,518	—	1,044,518
Consultant stock based compensation	—	—	86,700	—	86,700
Net loss, year ended December 31, 2008	—	—	—	(12,913,566)	(12,913,566)
Balance at December 31, 2008	20,392,024	$2,039	$24,504,525	$(16,644,156)	$7,862,408

See accompanying notes to financial statements.

ARNO THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Period from August 1, 2005 (inception) Through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(12,913,566)	$(3,359,697)	$(16,644,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,467	13,109	58,576
Stock based compensation to employees	1,044,518	88,300	1,132,818
Stock based compensation to consultants	86,700	—	96,400
Write-off of intangible assets	—	85,125	85,125
Warrants issued for services	480,400	—	480,400
Warrants issued in connection with note conversion	348,000	—	348,000
Note discount arising from beneficial conversion feature	475,391	—	475,391
Non-cash interest expense	98,930	212,588	311,518
Changes in operating assets and liabilities:
Prepaid expenses	(240,922)	(55,817)	(315,014)
Restricted cash	(44,276)	—	(44,276)
Security deposit	—	(12,165)	(12,165)
Accounts payable	2,382,184	83,831	2,493,658
Accrued expenses and other liabilities	(669,315)	1,119,877	450,713
Due to related parties	5,033	583	5,616
Deferred rent	17,242	151	17,393
Net cash used in operating activities	(8,884,214)	(1,824,115)	(11,060,003)

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of equipment	(37,317)	(39,843)	(77,160)
Cash paid for intangible assets	—	—	(85,125)
Proceeds from related party advance	—	175,000	525,000
Repayment of related party advance	—	(525,000)	(525,000)
Net cash used in investing activities	(37,317)	(389,843)	(162,285)

CASH FLOWS FROM FINANCING ACTIVITES:
Deferred financing fees paid	(20,000)	(25,000)	(45,000)
Proceeds from issuance of common stock in private placement, net	17,690,037	—	17,690,037
Proceeds from issuance of common stock to founders	—	—	5,000
Proceeds from issuance of notes payable	1,000,000	—	1,000,000
Repayment of notes payable	(1,000,000)	—	(1,000,000)
Proceeds from issuance of convertible notes payable	—	3,867,000	3,967,000
Net cash provided by financing activities	17,670,037	3,842,000	21,617,037
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,748,506	1,628,042	10,394,749
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,646,243	18,201	—
CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,394,749	$1,646,243	$10,394,749

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of notes payable and interest to common stock	$4,278,518	$—	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$110	$—	$110

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or “the Company”) develops innovative products for the treatment of cancer. Arno’s lead clinical compound AR-67 has completed patient enrollment of its Phase I studies for the treatment of solid tumors.  The Company expects to commence a Phase II clinical trial of AR-67 in patients with glioblastoma multiforme, (“GBM”), and a Phase II clinical trial in patients with myelodysplastic syndrome (“MDS”).  In light of current economic circumstances, we no longer plan to conduct these studies ourselves, but rather we plan to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct investigator-initiated studies.  We believe this action will preserve our available cash resources, while continuing to advance the development of this product candidate.  AR-67 is a novel, third-generation camptothecin analogue that has exhibited high potency and improved pharmacokinetic properties compared with first-and second-generation camptothecin analogues.

The Company is also developing two novel pre-clinical compounds, AR-12 and AR-42, for the treatment of cancer.  AR-12 is an orally available inhibitor of phosphoinositide dependent protein kinase-1, or PDK-1, that targets the PI3K/Akt pathway while also possessing activity in the endoplasmic reticulum stress and other pathways targeting apoptosis.  The Company expects to file an Investigational New Drug Application (“IND”) for AR-12 in early 2009.  The Company anticipates commencing a Phase I clinical study of AR-12 in the United States and the United Kingdom during 2009.  AR-42 is an orally available, broad spectrum inhibitor of deacetylase targets, referred to as pan-DAC inhibition, as well as an inhibitor of Akt.  During the first quarter of 2009, the FDA accepted the Company’s Investigational New Drug Application or an IND.  The Company’s plans for AR-42 are to pursue collaborations with oncology cooperative groups and/or identify other researchers to conduct a Phase I study, in addition to exploring strategic partners to conduct a Phase I study and otherwise further its development.

The Company was incorporated in Delaware in March 2000, at which time its name was Laurier International, Inc. (“Laurier”).  Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation formed on August 1, 2005 (“Old Arno”), and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier.  Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger.  Further, Laurier, which was a non-operating shell company prior to the Merger, adopted the business plan of Old Arno.  The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities.  All costs incurred in connection with the Merger have been expensed.  On June 2, 2008 Old Arno completed a private placement of its common stock resulting in gross proceeds of approximately $17,832,000.  See Note 8.

2. BASIS OF PRESENTATION

The Company is a development stage company since it has not yet generated any revenue from the sale of its products.  Through December 31, 2008, the Company’s efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”
In accordance with the terms of the Merger, Old Arno’s outstanding common stock automatically converted into shares of Laurier common stock at an exchange ratio of 1.99377.  Accordingly, following the Merger, the holders of Old Arno common stock immediately prior to the Merger held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares underlying outstanding options and warrants.  All share and per share information in the financial statements has been restated to retroactively reflect the exchange ratio of 1.99377.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

3. LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2008 and 2007, the Company reported a net loss of $12,913,566, and $3,359,697, respectively, and the net loss from August 1, 2005 (inception) through December 31, 2008 was $16,644,156.  The Company’s total cash balance as of December 31, 2008 was $10,394,749 compared to $1,646,243 at December 31, 2007.  Through December 31, 2008, all of the Company’s financing has been through private placements of common stock and debt financing. During June 2008, the Company completed a private placement of its common stock, raising approximately $17,832,000 in gross proceeds. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The Company plans to continue to fund operations from its existing cash balances and additional funds raised through various sources, such as equity and debt financing. Based on its current resources at December 31, 2008, and the current plan of expenditure on continuing development of current products, the Company believes that it has sufficient capital to fund its operations into the first quarter of 2010, and will need additional financing in the future until it can achieve profitability, if ever. The success of the Company depends on its ability to discover and develop new products to the point of Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. The Company plans to raise additional equity capital to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes.  However, there can be no assurance that the Company will be able to raise additional capital at times or on terms that it desires, if at all, particularly given the current economic conditions, which have made access to the capital markets more difficult.  If the Company is unable to raise or otherwise secure additional capital, it will likely be forced to curtail its operations, which would delay the development of its product candidates.

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

(c) Restricted Cash

In October 2008, the Company entered into a non-cancelable five year office lease agreement.  In connection with the lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $44,000 (or the approximate equivalent of three months rent) as a security deposit with the landlord as the beneficiary in case of default or failure to comply with the lease requirements.  In order to fund the letter of credit, the Company deposited a compensating balance of approximately $44,000 into an interest bearing certificate of deposit with a financial institution which shall be reduced by $11,005 on January 1, 2011 and by an additional $11,005 on January 1, 2013, provided the Company maintains certain conditions described in the lease agreement.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(d) Deferred Financing Fees

Deferred financing fees are associated with obtaining long and short-term debt financing which have been deferred and were amortized to interest expense over the expected term of the related debt, and have been fully amortized upon the repayment of the Notes (as defined in Note 7) concurrent with the Company’s June 2008 private placement.  Deferred financing fees for the years ended December 31, 2008 and 2007 were $0 and $13,541, respectively, net of accumulated amortization of $11,459 at December 31, 2007.

(e) Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development and insurance policies. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight line method.

(f) Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements and computer equipment and are recorded at cost. Repairs and maintenance costs are expensed in the period incurred.  Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.  Property and equipment, net for the years ended December 31, 2008 and 2007 were $63,584 and $38,193, respectively, net of accumulated depreciation of $13,576 and $1,650, respectively.

Description	Estimated Useful Life
Office equipment and furniture	5 to 7 years
Leasehold improvements	3 years
Computer equipment	3 years

(g) Fair Value of Financial Instruments

Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses and due to related parties. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

 (h) Research and Development

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

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(i) Stock-Based Compensation

The Company accounts for share based payments in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards. The Company uses the Black-Scholes option-pricing model to calculate the fair value of options and warrants granted under SFAS 123(R).  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price.  The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest based on time-based or performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to the Company’s development performance.   The Company accounts for stock-based compensation arrangements for non-employees under Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As such, the Company measures transactions on the grant date at either the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable.

(j) Loss per Common Share

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

Potentially dilutive securities include:

	December 31, 2008	December 31, 2007
Warrants to purchase common stock	495,252	—
Options to purchase common stock	2,436,511	687,851
Total potential dilutive securities	2,931,763	687,851

(k) Comprehensive Loss

We have no components of other comprehensive loss other than our net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized.  The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2008, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company had no material unrecognized tax benefits before or after the adoption of FIN 48. There was no effect on the Company’s financial position, results of operations or cash flows as a result of adopting FIN 48. The Company’s policy is to recognize accrued interest and penalties for unrecognized tax benefits as a component of tax expense. As of December 31, 2008, there was no accrued interest and penalties for unrecognized tax benefits. During 2008, there was no interest or penalties included as a component of tax expense for unrecognized tax benefits.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(m) Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board, (“FASB”), issued FASB Staff Position, (“FSP”) Emerging Issuers Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities.” This standard provides guidance in determining whether unvested instruments granted under share-based payment transactions are participating securities and, therefore, should be included in earnings per share calculations under the two-class method provided under Statement of Financial Accounting Standards (“SFAS”)  No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a significant impact on its financial statements.

In June 2008 the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF Issue No. 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 07-05 to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, and is not anticipated to have any impact on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3,”Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations” and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect that the adoption of FSP FAS 142-3 will have a significant impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not anticipate that the adoption of this new standard will have a material impact on its financial statements.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of this standard had no significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s financial position or results of operations when adopted.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Computer equipment	$12,602	$4,164
Office furniture and equipment	53,802	32,130
Leasehold improvements	10,756	3,549
Total property and equipment	77,160	39,843
Accumulated depreciation	(13,576)	(1,650)
Total property and equipment, net	$63,584	$38,193

Depreciation expense for the years ended December 31, 2008, 2007 and the period from August 1, 2005 (inception) through December 31, 2008 were $11,926, $1,650 and $13,576, respectively.

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

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

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $60,000.  Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67.  The Company will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application (“NDA”) by the FDA for AR-67.  The Company is also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. To the extent the Company enters into a sublicensing agreement relating to AR-67, the Company will pay Pitt a portion of all non-royalty income received from such sublicensee.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

The license agreements with Ohio State further provide that the Company will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State.  The license agreements for AR-12 and AR-42 each expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon the Company’s breach of the terms of the license to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or the Company files for bankruptcy.  The Company may terminate either license upon 90 days prior written notice.

7. CONVERTIBLE NOTES PAYABLE

During February 2007, the Company completed a private placement offering of 6% convertible promissory notes (the “Notes”) for an aggregate principal amount of $3,967,000, due on February 9, 2009. The aggregate principal amount and accrued but unpaid interest on the Notes, which totaled $4,278,518, automatically converted upon the closing of the Financing into 1,962,338 shares of common stock at a conversion price of $2.42, which was equal to 90% of the per share price of the shares sold in the Financing. Due to the beneficial conversion feature resulting from the discounted conversion price, a discount of $475,391 was recorded as interest expense with a corresponding credit to additional paid-in capital. In addition, in conjunction with the conversion of the convertible debt, the Company issued fully vested warrants to purchase 196,189 shares of common stock to the holders of the Notes. The warrants were valued at $348,000 using the Black-Scholes option-pricing model and the following assumptions: exercise price $2.42, a 3.41% risk-free interest rate, a five year contractual term, a dividend rate of 0%, and 94.30% expected volatility. The cost of the warrants was included in interest expense in the accompanying Statements of Operations, and as an increase in additional paid-in capital.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

8. STOCKHOLDERS’ EQUITY

(a) Common Stock

As a condition to the closing of the Merger, on June 2, 2008, the Company completed a private placement of 7,360,689 shares of its common stock (as adjusted to give effect to the Merger), resulting in gross proceeds of approximately $17,832,000.  Issuance costs related to the private placement were approximately $142,000, which were capitalized and charged to stockholders’ equity upon the closing of the private placement.  In accordance with the terms of the Notes, contemporaneously with the completion of the June 2, 2008 private placement, the outstanding principal and accrued interest of $4,278,518 under the Notes converted into an aggregate of 1,962,338 shares of common stock.  Additionally, 1,100,200 shares of common stock that were held by the original stockholders of Laurier prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying financial statements.  In August 2005, the Company issued an aggregate of 9,968,797 shares of common stock to its founders for $5,000.

(b) Warrants

In connection with the in-licensing of the Company’s product candidates AR-12 and AR-42, the Company issued 299,063 fully vested warrants to employees of Two River Group Holdings, LLC (see Note 10) and a consultant for their consultation and due diligence efforts as part of a finder’s fee arrangement.  The warrants have an exercise price of $2.42 and were valued at $480,400 based upon the Black-Scholes option-pricing model.  The assumptions used under the Black-Scholes option-pricing model included a risk free interest rate of 3.27%, volatility of 80.80% and a five year life.

9. STOCK OPTION PLAN

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

The Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years.

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R), as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The Company estimated the fair value of each option award using the Black-Scholes option-pricing model and the following assumptions:

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

	Year Ended December 31,
	2008	2007
Term	5-10 years	10 years
Volatility	77-123%	65-68%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5-3.2%	4.2-4.9%
Forfeiture rate	0.0%	0.0%

As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. The Company calculates the estimated life of stock options using the “simplified” method as permitted by SAB 107.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Employee stock-based compensation costs for the years ended December 31, 2008 and 2007 and for the cumulative period from August 1, 2005 (inception) through December 31, 2008 is as follows:

	Year Ended December 31,
	2008	2007	Period from August 1, 2005 (inception) through December 31, 2008
General and administrative	$679,948	58,600	$719,348
Research and development	451,270	39,400	509,870
Total	$1,131,218	98,000	$1,229,218

At December 31, 2008, the total outstanding, and the total exercisable, options under the Plan were as follows:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Total outstanding options	2,436,511	$1.71	8.73 years	$1,806,222
Total exercisable options	677,288	$1.45	7.19 years	$796,467

During the nine months ended September 30, 2008, the Company granted to its Chief Executive Officer stock options to purchase 430,000 shares of common stock at an exercise price of $3.00.  The right to purchase 50% of such shares vest one year from the date of grant and the right to purchase the remaining 50% vest two years from the date of grant in accordance with the Chief Executive Officer’s employment agreement with the Company.  A fair value of $896,500 was assigned to the options based on the Black-Scholes option-pricing model.  The Company also granted to this officer an additional stock option to purchase 430,000 shares of common stock at an exercise price of $3.00, which vest upon the successful achievement of performance goals as determined by the Company’s Board of Directors.  In accordance with the Chief Executive Officer’s employment agreement, the Company’s Board of Directors vested 71,667 of the 430,000 shares of common stock, which was assigned a fair value of $188,100 based on the Black-Scholes option-pricing model.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

As of December 31, 2008 and 2007, there was approximately $1,837,582 and $254,900 of unrecognized compensation costs related to stock options, respectively.  These costs are expected to be recognized over a weighted average period of approximately two years as of December 31, 2008 and 2007.

As of December 31, 2008, an aggregate of 554,144 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.  The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Activity with respect to options granted under the Plan is summarized as follows:

	For the Year Ended December 31, 2008		For the Year Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at January 1, 2008 and 2007, respectively	687,849	$0.81	149,530	$0.13
Granted under the Plan	1,748,662	$2.06	538,319	$1.00
Exercised	—	—	—	—
Surrendered/cancelled	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2008 and 2007, respectively	2,436,511	$1.71	687,849	$0.81

Exercisable at December 31, 2008 and 2007, respectively	677,288	$1.45	395,846	$0.68

10. RELATED PARTIES

On occasion, some of the Company’s expenses have been paid by Two River Group Holdings, LLC (“Two River”), a company controlled by certain of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. At December 31, 2008, reimbursable expenses totaled $5,616, which was primarily related to general and administrative reimbursable costs and costs attributed to certain employees of Two River.  The Company also granted fully vested warrants to purchase 299,063 shares of its common stock at an exercise price of $2.42 to the Two River employees who provided consultation and due diligence efforts related to the in-licensing of AR-12 and AR-42.  The warrants have a five year life and are valued at $480,400 based upon the Black-Scholes option-pricing model

The Company utilized the services of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer registered with the SEC, for investment banking and other investment advisory services in connection with the June 2008 private placement and the Notes.  Riverbank is an entity controlled by several partners of Two River who are also officers and/or directors of the Company.  The Company paid a $100,000 non-accountable expense allowance to Riverbank for services related to the June 2008 private placement and is not obligated to Riverbank for any future payments.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

11.  PENSION PLAN

On October 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. For the year ended December 31, 2008, the Company has recorded $10,923 of matching contributions to the 401(k) Plan.

12.  INCOME TAXES

The Company adopted FIN 48 as of January 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the periods ended December 31, 2008 or 2007 and did not accrue for interest or penalties as of December 31, 2008 or 2007. The Company does not have an accrual for uncertain tax positions as of December 31, 2008. Tax returns for all years 2002 and thereafter are subject to future examination by tax authorities.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

At December 31, 2008, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $14,000,000. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2008 and 2007 are shown below.

A valuation allowance of $7,335,000 has been established to offset the net deferred tax assets at December 31, 2008, as realization of such assets is uncertain.

	For Years Ended December 31,
	2008	2007
Non-current deferred tax assets
Research tax credit	$702,000	$157,000
Net operating loss carry forwards	6,111,000	1,496,000
Stock based compensation	528,000	42,000

Total deferred tax assets	7,341,000	1,695,000

Non-current deferred tax liability
Depreciation and amortization	(6,000)	—

Total net deferred tax assets	7,335,000	1,695,000
Valuation allowance	(7,335,000)	(1,695,000)
Net deferred tax assets	$—	$—

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2008 and 2007  the Company recorded valuation allowances of $7.3 million and $1.7 million, respectively, representing a change in the valuation allowance of $5.6 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

As of December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $4.8 million and $1.3 million, respectively. The federal carry forward will begin to expire in 2028. The state carry forward will begin to expire in 2015.

ARNO THERAPEUTICS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Statutory rate	(34%)	(34%)
State taxes, net of federal benefit	(6%)	(6%)
Permanent adjustments
R&D credit	13%	13%
Valuation allowance	27%	27%
Net	0%	0%

There was no income tax benefit recorded for the years ended December 31, 2008 and 2007.

13. COMMITMENTS AND CONTINGENCIES

On October 20, 2008, the Company entered into a lease for new office space of 5,390 square feet, in Parsippany, New Jersey.  The lease commencement date was November 14, 2008, with lease payments beginning on January 1, 2009.  The lease expiration date is five years from the rent commencement date.  The total five year lease obligation is approximately $713,000.  The Company is obligated to provide a security deposit of $44,018, or four months base rent, in the form of a letter of credit.  The letter of credit may be reduced by $11,005 on January 1, 2011 and by an additional $11,005 on January 1, 2013, provided the Company maintains certain conditions described in the lease agreement.  The Company has an early termination option, which provides the Company may terminate the lease on the third anniversary, upon providing the landlord nine months written notice prior to the third anniversary of the lease.  If the Company exercises its termination option, the Company would be obligated to pay a fee of $53,641 which consists of unamortized costs and expenses incurred by the landlord in connection with the lease.  The Company also has an option to extend the term of the lease for a period of five additional years, provided the Company gives notice to the landlord no later than 12 months prior to the expiration of the original term.  In November 2008, the Company abandoned the office lease for its Fairfield, New Jersey facility that it entered into on August 10, 2007.  As a result, the Company has recorded a liability of $28,798 on the date of abandonment, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”   The Company’s remaining gross estimated lease obligation for its Fairfield, New Jersey office space is approximately $102,000 as of December 31, 2008.

The aggregate remaining minimum future payments under these leases at December 31, 2008 are approximately as follows:

Year Ended December 31,
2009	$191,000
2010	192,000
2011	143,000
2012	143,000
2013	146,000
Total	$815,000

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

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

On June 1, 2007, the Company entered into an employment agreement with Scott Fields, M.D., as its President and Chief Medical Officer.  The agreement provides for a term of two years expiring on May 31, 2009, and an initial base salary of $340,000, plus an annual target performance bonus of up to $150,000.  Pursuant to the employment agreement, Dr. Fields received a stock option to purchase 398,754 shares of the Company’s common stock at an exercise price of $1.00.  The right to purchase 199,377 shares vests pro rata on the first two anniversaries of his employment, and the right to purchase the remaining 199,377 shares vest upon the achievement of performance milestones, of which one-half, or 99,689 shares vested as of May 31, 2008.  The stock option grant had an approximate fair value of $252,800 at the date of grant based on the Black-Scholes option-pricing model.  The employment agreement also entitles Dr. Fields to certain severance benefits.  In the event the Company terminates Dr. Fields’ employment without cause, then Dr. Fields would be entitled to receive his then annualized base salary for a period of one year, in addition to any accrued obligations, and a pro rata performance bonus based upon achievement for the year of his termination.  However, in February 2009, Dr. Fields informed the Company that he would not be continuing his employment with the Company beyond the expiration of his employment agreement on May 31, 2009.

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2008 is approximately $649,000.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2008.  The Company does not anticipate recognizing any significant losses relating to these arrangements.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
10.11	Lease Agreement by and between Arno Therapeutics, Inc. and Maple 4 Campus L.L.C., dated October 17, 2008 (filed herewith).
23.1	Consent of Hays & Company LLP
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).