Form 10-K/A
period 2008-12-31
Arno Therapeutics, Inc
filed 2009-04-23
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT NO. 1
FORM 10-K/A
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting   company.   Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

TABLE OF CONTENTS

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Arno Therapeutics, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission, or the SEC, on March 31, 2009 (the “Original Filing”), and is being filed by the Company solely to replace Part III, Item 10 through Item 14, and Part IV, Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

                This Amendment No. 1 should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.  In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment No. 1 includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Roger G. Berlin, M.D.	58	Chief Executive Officer and Director
Scott Z. Fields, M.D.	54	President and Chief Medical Officer
Brian Lenz	36	Chief Financial Officer
Arie S. Belldegrun, M.D., FACS	59	Non-Executive Chairman of the Board
William F. Hamilton, Ph.D.	69	Director
Robert I. Falk	65	Director
Peter M. Kash	47	Director
Joshua A. Kazam	32	Director
David M. Tanen	37	Director and Secretary

Roger G. Berlin, M.D. has been Chief Executive Officer and a director of Arno since September 2008. From 1994 to 2008, Dr. Berlin was employed by Wyeth Consumer Healthcare, a division of Wyeth, holding various positions of increasing responsibility, including service as that division’s President, Global Research & Development, from December 1998 to February 2008. Prior to Wyeth, from 1985 to 1994, Dr. Berlin also held a series of positions of increasing responsibility in clinical research at Merck Research Laboratories, a division of Merck & Co., Inc. Prior to Merck, Dr. Berlin was a physician in private practice in the area of gastroenterology. Dr. Berlin earned his bachelor’s degree from Queens College of the City of New York and his medical degree from Cornell University Medical College.

Scott Z. Fields, M.D. has over 12 years of industry experience heading clinical programs. Prior to joining Arno in June 2007, he was Global Vice President for all therapeutic areas at Eisai (2002 - 2007) where he was responsible for forming their global clinical oncology group. Prior to that, he was Head of the Oncology Therapeutic area for Amgen from 2000 to 2002. From 1995 to 2000, he was Head of Oncology Development and Medical Affairs in North America for Smithkline Beecham, where his group was responsible for the development of topotecan, the first approved camptothecin. Dr. Fields and his teams have been involved in the development of a number of other oncology agents, which include Hycamptin®, Bexxar®, Aranesp®, Neulasta®, Vectibix® and Kepivance®. He is a former Assistant Professor of Medicine, co-director of Bone Marrow Transplant, and Head of Intramural Research at SUNY Upstate Medical Center (1991-1995). In addition, Dr. Fields was involved in the development of the RECIST criteria now routinely used to evaluate response of cancer to treatment. In 2003 and 2004, he was a faculty member of the AACR/ASCO Methods in Clinical Cancer Research Workshop. He has been an Assistant Professor of Medicine at Columbia University Medical Center from 2003 - present. Dr. Fields received his M.D. from SUNY Downstate and trained in Internal Medicine, Oncology and Hematology at Columbia University Medical Center.

Brian Lenz joined Arno in July 2008 and was appointed Chief Financial Officer in August 2008. Prior to joining Arno, Mr. Lenz served as Chief Financial Officer and Treasurer of VioQuest Pharmaceuticals, Inc. from April 2004, and prior to that served as VioQuest’s controller from October 2003. At VioQuest, a publicly-held biotechnology company based in Basking Ridge, NJ, Mr. Lenz was responsible for the financial and operational reporting, as well as capital raising and merger and acquisition and other strategic transactions. Prior to VioQuest, Mr. Lenz was a controller with Smiths Detection Group from 2000 to 2003. Before joining Smiths, Mr. Lenz was a senior auditor with KPMG, LLP from 1998 to 2000. Mr. Lenz holds a BS in Accounting from Rider University and received his MBA from Saint Joseph’s University, and is a certified public accountant licensed in the State of New Jersey.

Arie S. Belldegrun, M.D., FACS has served as the non-executive chairman of Arno’s board of directors since March 2008. He is currently the Chairman of Two River Group Management, LLC, the managing member of Two River Group Holdings, LLC, or Two River, a venture capital firm that specializes in the creation of new companies that acquire rights to commercially develop biotechnology products. Dr. Belldegrun is also Professor and Chief of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, where he holds the Carol and Roy Doumani Chair in Urologic Oncology. He received his medical degree at the Hebrew University Hadassah Medical School, and conducted his post-doctoral studies at the Weizmann Institute of Science in Israel.   He completed his Urologic Surgery residency at Harvard Medical School in 1985 and his Surgical Oncology fellowship at the National Cancer Institute/National Institute of Health (NIH) in 1988. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons (AAGUS). Dr. Belldegrun is also the founder and founding chairman of Agensys Inc., a privately held biotechnology company developing fully human antibody cancer therapeutics based on novel and clinically relevant targets. In December 2007, Agensys was acquired by Astellas Pharma, Inc. in a deal valued at $537 million. Dr. Belldegrun serves as Vice-Chairman of the Board of Directors and Chairman of the Scientific Advisory Board of Cougar Biotechnology, a publicly-held biopharmaceutical company (Nasdaq:CGRB) with a specific focus on the field of oncology, and as a director of Hana Biosciences, Inc., a publicly-held biopharmaceutical company (Nasdaq:HNAB). Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and is a reviewer for many medical journals and granting organizations. He served as Chairman of the Molecular and Biological Technology Committee of the American Urological Association and member of its Technology Assessment Council, as a member of the Governor’s council on Bioscience for the State of California, and as a biotechnology group leader and member of The Los Angeles Economy and Jobs Committee established in October 2006 by Mayor Antonio Villaraigosa. He is the author of several books on prostate and kidney cancers, holds several biopharmaceutical patents, and has written over 400 scientific publications with an emphasis on Urologic Oncology.

William F. Hamilton, Ph.D. was appointed to Arno’s board of directors in October 2008.  Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. He serves as a director of Neose Technologies, Inc. and NovaDel Pharma Inc., both publicly-traded biotechnology companies. Dr. Hamilton also serves on the boards of directors of Yaupon Therapeutics, Inc., a privately-held specialty pharmaceutical company that develops small molecule pharmaceuticals licensed from academic laboratories, Avid Radiopharmaceuticals, Inc., a privately-held clinical-stage product-focused molecular imaging company and Neuro Diagnostic Devices Inc., a privately-held development-stage medical device company. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his MBA from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics.

Robert I. Falk has served on Arno’s board of directors since March 2008. Mr. Falk is the owner and founder of Healthcare Corporation, an organization involved in the startup of new business ventures with a specialty in healthcare that included renal dialysis, acute care hospitals, outpatient services and extended care facilities. Previously, Mr. Falk merged his 18 affiliated companies through a “pooling of interest” stock merger with Renal Treatment Centers (RTC) a New York Stock Exchange company and transitioned the merger of both companies which later merged with Total Renal Care (TRC) through a stock exchange. Mr. Falk’s experience includes: Vice President of Hospital Affiliates International, Inc. involved in the development and acquisition of hospitals in the USA and abroad; Manager of the Chicago office of McKee Berger Mansueto, Inc., and engineering consulting firm; Project Manager for Uniroyal Inc.; President/CEO of Executive Business Aviation, International Marine Corporation, Affiliated HealthCare, Pyramid Capital Corporation and various business partnerships; Guest lecturer on “Value Engineering” for various professional groups; Guest lecturer for Vanderbilt University Owen School of Management on “Negotiations”; Co-author on various publications regarding construction cost, project management, and value engineering. Mr. Falk has served on many profit and non-profit boards; Centerstone Mental Health, Mental Health Management, National Dialysis Association, National Kidney Foundation, Vanderbilt Wilkerson Center, Commodore Yacht Club, Cedar Creek Yacht Club, Ocean Reef Yacht Club and various community boards. Mr. Falk received his MBA from Vanderbilt University - Owen School of Management, and has an undergraduate degree in mechanical Engineering (BSME).

Peter M. Kash has served as a member of our board of directors since our inception. In September 2004, Mr. Kash co-founded Two River, where he currently serves as the President of Two River Group Management, LLC. Mr. Kash is also the President and Chairman of Riverbank Capital Securities, Inc., a broker dealer registered with FINRA (“Riverbank”). From 1992 until 2004, Mr. Kash was a Senior Managing Director of Paramount BioCapital, Inc., a FINRA member broker dealer, and Paramount BioCapital Investments, LLC, a biotechnology focused venture capital company. Mr. Kash also served as Director of Paramount Capital Asset Management, Inc., the general partner of several biotechnology-related hedge funds (the Paramount companies are collectively referred to as Paramount), and as member of the General Partner of the Orion Biomedical Fund, LP, a private equity fund. Mr. Kash currently serves as a member of board of directors of Nile Therapeutics, Inc. (NASDAQ:NLTX), as well as several privately held biotechnology companies. Mr. Kash received his B.S. in Management Science from SUNY Binghamton and his M.B.A. in Banking and International Finance from Pace University. Mr. Kash is currently pursuing his doctorate in Jewish education at Yeshiva University.

Joshua A. Kazam has served as a member of our board of directors since our inception. Mr. Kazam is a co-founder of Two River and currently serves as Vice President and Director of Two River’s managing member. Mr. Kazam also serves as an Officer and Director of Riverbank. From 1999 to 2004, Mr. Kazam was a Managing Director of Paramount, where he was responsible for ongoing operations of venture investments, and as the Director of Investment for the Orion Biomedical Fund, LP. Mr. Kazam currently serves as a director of Nile Therapeutics, Inc. (NASDAQ:NLTX), a public reporting company, and as an officer or director of several privately held companies. Mr. Kazam is a graduate of the Wharton School of the University of Pennsylvania.

David M. Tanen has been our Secretary and a member of our board of directors since our inception. He is also a co-founder of Two River and serves as Vice President and Director of Two River’s managing member. Mr. Tanen also serves as an Officer and Director of Riverbank. Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen was a Director of Paramount. Mr. Tanen also served as a member of the General Partner of the Orion Biomedical Fund, LP. Mr. Tanen currently serves as an officer and director of Nile Therapeutics, Inc. (NASDAQ:NLTX) as well as several privately held biotechnology companies. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2008, we believe that all such forms were filed on a timely basis, except that Robert I. Falk, one of our directors, filed a Form 3 on June 17, 2008 that was required to be filed on or before June 13, 2008.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of our company. A copy of our Code of Ethics and Business Conduct is available on our Company’s website at www.arnotherapeutics.com. If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee

The current members of our Audit Committee are Dr. Hamilton (Chair), Mr. Falk and Mr. Kash.  Our Board of Directors has determined that Mr. Hamilton qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that Mr. Hamilton is “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal year ended December 31, 2008; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.  We refer to these individuals as our named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation(2)	Total
Roger G. Berlin, M.D. (3)	2008	$136,779	$62,500	$334,300	$4,330	$537,909
Chief Executive Officer	2007	–	–	–	–	–
Scott Z. Fields, M.D. (4)	2008	$340,000	$125,000	$63,400	$2,580	$530,980
President and Chief Medical Officer	2007	198,333	72,900	73,600	–	344,833
Brian Lenz (5)	2008	$91,667	$53,000	$127,400	$329	$272,396
Chief Financial Officer	2007	–	–	–	–	–
Thomas W. Colligan (6)	2008	–	–	–	–	–
Former CEO of Laurier	2007	–	–	–	–	–

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2007.

(2)	Amount reflects life insurance premiums paid for Executive. See “—Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(3)
Dr. Berlin is entitled to an annual performance-based bonus of up to 50% of his base salary upon the successful completion of annual corporate and individual performance-based milestones.  See “—Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(4)
Dr. Fields is entitled to an annual performance-based bonus of up to $150,000 upon the successful completion of annual corporate and individual performance-based milestones.  See “—Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(5)
Mr. Lenz is entitled to an annual performance-based bonus of up to 30% of his base salary upon the successful completion of annual corporate and individual performance-based milestones.  In addition, upon the commencement of his employment, Mr. Lenz received a one-time cash bonus in the amount of $25,000.  See “—Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(6)
Mr. Colligan served as President of Laurier until June 3, 2008, when he resigned and was replaced by Dr. Fields, in connection with the merger.  During this time, Mr. Colligan did not receive any compensation.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Roger G. Berlin, M.D.
Chief Executive Officer

On August 19, 2008, we entered into an employment agreement with Dr. Roger G. Berlin to serve as our Chief Executive Officer, effective September 3, 2008.  The agreement provides for a term of two years, subject to renewal for successive one-year periods. Dr. Berlin was also appointed to our board of directors.

The agreement provides that Dr. Berlin is entitled to an annualized base salary of $375,000, which amount may be increased by the Board from time to time.  Dr. Berlin is also eligible to receive an annual discretionary bonus of up to 50% of his base salary, as determined by the Board.  Upon a “Merger” or “Acquisition,” Dr. Berlin shall receive a bonus ranging from $100,000 to $500,000, depending on Arno’s aggregate valuation at the time of the transaction. Dr. Berlin is also entitled to participate in Arno’s employee benefits plans, and to receive other customary benefits.

Upon the commencement of his employment, we granted Dr. Berlin 10-year options to purchase a total of 860,000 shares of our common stock, consisting of 430,000 “Employment Options” and 430,000 “Performance Options.”  The right to purchase the shares subject to the Employment Options vests in two equal annual installments of 215,000 shares each on the first two anniversaries of the commencement of his employment.  The right to purchase the shares subject to the Performance Options vests and become exercisable, if at all, upon the achievement of corporate and individual milestones in three installments between December 31, 2008 and the second anniversary of his commencement date.  To date, the right to purchase 71,667 shares subject to the Performance Options have vested.  The Employment Options and Performance Options are exercisable at a price per share equal to $3.00, the closing price of our common stock on his commencement date.  In addition, if Arno acquires a “technology” that is first identified by Dr. Berlin, then we shall grant to Dr. Berlin additional “Technology Options” to purchase between 100,000 and 400,000 shares of our common stock, depending on the technology’s stage of development.  All Technology Options shall have terms of 5 years and an exercise price equal to the fair market value of Arno’s common stock on the date of grant. All options awarded to Dr. Berlin pursuant to the agreement will be evidenced by separate stock option agreements in Arno’s standard form for use under our 2005 Stock Option Plan.

Notwithstanding the term of the agreement, either party has the right to terminate the agreement and Dr. Berlin’s employment at any time. In the event Arno (or its successor) terminates Dr. Berlin’s employment upon a “change in control” (as defined in the 2005 Stock Option Plan), he will be entitled to receive (i) his then-current annualized base salary and employee benefits for a period of 360 calendar days (or, if the termination occurs prior to the first anniversary of his commencement date, for a period of 180 calendar days) following the date of termination; (ii) the performance bonus, if any, that he would have earned for the year in which the termination occurs; and (iii) an acceleration in the vesting of all Employment Options and Performance Options held by him.

If Arno terminates Dr. Berlin’s employment without “cause,” or if he resigns for “good reason,” he will be entitled to receive (i) his then-current annualized base salary and employee benefits for a period of 360 calendar days (or, if the termination or resignation occurs prior to the first anniversary of the Effective Date, for a period of 180 calendar days) following the date of termination or resignation; (ii) the performance bonus (or, if the termination or resignation occurs prior to the first anniversary of his commencement date, one-half of the performance bonus), if any, that he would have earned for the year in which the termination or resignation occurs; and (iii) an acceleration in the vesting of the Employment Options scheduled to vest on the next vesting date following such termination or resignation.

The agreement contains customary non-disparagement, confidentiality, and assignment of inventions provisions that survive the termination of the agreement for an indefinite period. The agreement also contains non-competition and non-solicitation provisions extending from 6 to 12 months after termination of the agreement.

Brian Lenz
Chief Financial Officer

On June 11, 2008, we entered into an employment agreement with Mr. Brian Lenz. Under the agreement, as amended on July 9, 2008, Mr. Lenz was appointed as our Chief Financial Officer effective August 15, 2008, and will continue thereafter until July 15, 2010, unless terminated earlier in accordance with the terms of the agreement.  The agreement provides that Mr. Lenz is entitled to an annualized base salary of $200,000, and is eligible for an annual performance bonus in an amount up to 30% of his base salary.  In addition, upon the commencement of his employment, Mr. Lenz received a one-time cash bonus in the amount of $25,000 and a stock option grant pursuant to the Plan to purchase 440,000 shares of our common stock at an exercise price equal to $2.75 per share.  The right to purchase 25% of the shares subject to the stock option vests in July 2009 and thereafter the remaining shares vest in equal monthly installments over a 24 month period, subject to his continued employment with Arno.

If, during the term of the employment agreement, we terminate Mr. Lenz’s employment without “cause,” then Mr. Lenz is entitled to receive his then current base salary for a period of 9 months following such termination, plus one-half of the performance bonus that Mr. Lenz would have earned in the year of such termination.  In addition, upon such termination, the unvested portion of the stock option described above will immediately vest and remain exercisable for a period of 12 months following the termination.

The employment agreement also provides that if Mr. Lenz’s employment is terminated during the term as a result of a “change of control,” then Mr. Lenz is entitled to receive his then current base salary for a period of 12 months following such termination, plus an amount equal to the performance bonus that Mr. Lenz would have earned in the year of such termination. In addition, upon such termination, the unvested portion of the stock option described above will immediately vest and remain exercisable for a period of 12 months following the termination.

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

•	any willful, intentional or grossly negligent act having the reasonably foreseeable effect of actually and substantially injuring, whether financial or otherwise, our business reputation;

•	indictment of any felony or conviction of a misdemeanor involving moral turpitude that causes or could reasonably be expected to cause, substantial harm to us or our reputation;

•	engagement in some form of harassment prohibited by law (including, without limitation, age, sex or race discrimination);

•	misappropriation or embezzlement of Arno property; and

•	material breach of the agreement.

Under the agreement, the term “change of control” has the meaning set forth in our 2005 Stock Option Plan, except that, notwithstanding the terms of such plan, a change of control does not include (i) any private placement of our equity securities the purpose of which is to finance our on-going operations, or (ii) a transaction that ascribes a valuation of Arno of less than $100 million.

Scott Z. Fields, M.D.
President and Chief Medical Officer

On June 1, 2007, we entered into a two year employment agreement with Dr. Fields to serve as our President and Chief Medical Officer.  Under the agreement, Dr. Fields is entitled to an annualized base salary of $340,000 and is eligible to receive an annual performance-based bonus of up to $150,000 upon the successful completion of annual corporate and individual milestones at an exemplary metric (e.g., ahead of schedule, under budget, etc.).  Dr. Fields is also entitled to a cash bonus upon the successful completion of a merger or acquisition transaction that results in a “change of control” of Arno.  The merger with Laurier did not constitute a “change of control” and, therefore, no such bonus to Dr. Fields was triggered.

Upon the commencement of his employment, we made two stock option grants to Dr. Fields pursuant to our 2005 Stock Option Plan.  The first stock option grant, referred to as the Employment Options, relates to 199,377 shares of our common stock at an exercise price equal to $1.00 per share (as adjusted for the merger).  The Employment Options vest, if at all, and become exercisable in two equal installments on each anniversary of his employment agreement.  In addition, we also granted to Dr. Fields performance-based stock options, referred to as the Performance Options, to purchase up to an additional 199,377 shares of our common stock at an exercise price equal to $1.00 per share (as adjusted for the merger).  The Performance Options vest, if at all, and become exercisable upon the successful completion of annual corporate and individual milestones in an exemplary manner (i.e., ahead of schedule, under budget, etc.).  To date, the right to purchase 99,689 shares subject to the Employment Options and 99,689 shares subject to the Performance Options have vested.  The remaining shares subject to the Employment Options and Performance Options will vest, if at all, on June 1, 2009.

In the event that we acquire by license, acquisition or otherwise, an additional biotechnology product or series of biotechnology products for development that is first identified by Dr. Fields, then we will grant to Dr. Fields additional stock options, referred to as Technology Options, to purchase a number of shares of our common stock as follows:

•	1% of the then fully diluted outstanding shares of our common stock for the rights to a product candidate that is in pre-clinical development; and

•	2% of the then fully diluted outstanding shares of our common stock for the rights to a product candidate that is in human clinical trials.

Upon a change of control of Arno pursuant to which Arno is ascribed a valuation of at least $75,000,000, then we will pay Dr. Fields a cash bonus ranging from $50,000 to $200,000.

We have also agreed to pay for up to $1,000,000 of life insurance for Dr. Fields. He is entitled to up to four (4) weeks of vacation per year and may participate in company sponsored benefit plans (i.e., health, dental, etc.).

In the event that Dr. Fields’ employment is terminated as a result of his death or disability, we will pay him or his estate (a) any accrued but unpaid base salary, performance bonus, vacation and expense reimbursement through the date of termination; (b) his base salary for a period of six months thereafter; (c) a pro rata performance bonus for the year in which his employment is terminated; (d) all Employment Options shall vest immediately; and (e) all vested Employment and Performance Options shall remain exercisable for a period of five (5) years from the date of termination, but in no event beyond their scheduled expiration date.

If Dr. Fields’ employment is terminated by Arno for “cause” or by Dr. Fields other than for “good reason,” then we shall pay to him any accrued but unpaid base salary, performance bonus, vacation and expense reimbursement through the date of his termination and he shall have no further entitlement to any other compensation or benefits from us except as provided in our compensation and benefit plans.  All of Dr. Fields’ stock options, other than any Technology Options, that have not previously vested shall expire immediately and all vested Employment Options and Performance Options shall remain exercisable for a period of 90 days from the date of termination.

If Dr. Fields’ employment is terminated upon a change of control, by Dr. Fields for “good reason” or by Arno for any other reason, then we will (a) pay Dr. Fields any accrued but unpaid base salary, performance bonus, vacation and expense reimbursement through the date of termination, (b) continue to pay to his base salary and benefits for a period of one (1) year following such termination; (c) pay Dr. Field’s a pro rata Performance Bonus for the year in which his employment is terminated; (d) all unvested Employment Options shall vest and become exercisable immediately and shall remain exercisable for a period of not less than five (5) years; and (e) all vested Performance Options shall remain exercisable for a period of five (5) years from the date of termination, but in no event beyond their scheduled expiration date.

In the event of non-renewal of his employment agreement, we shall pay Dr. Fields any accrued but unpaid base salary, performance bonus, vacation and expense reimbursement through the date of termination, and all vested Employment and Performance Options shall remain exercisable for a period of 12 months.

In February 2009, Dr. Fields informed us that he would not be continuing his employment with us when the term of his employment agreement expires on May 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executives of Arno at December 31, 2008.  The shares and the corresponding option exercise price have been adjusted to give effect to the merger.  Prior to the merger, Laurier had never granted stock options or other equity-based compensation to its executive officers.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Berlin	71,667	788,333	3.00	9/3/2018	(1)

Dr. Fields	199,377	199,377	1.00	6/1/2017	(2)

Mr. Lenz	-	440,000	2.75	7/16/2018	(3)

Mr. Colligan	-	-	-	-

(1)
The right to purchase 430,000 shares vests, if at all, in two equal installments in September 2009 and September 2010.  The remaining 358,333 shares vest, if at all, upon the completion of corporate and individual milestones.

(2)	The right to purchase 99,688 shares vests, if at all, in June 2009. The remaining 99,689 shares vest, if at all, upon the completion of corporate and individual milestones.
(3)	The right to purchase 110,000 shares vests, if at all, in July 2009. The remaining 330,000 shares vest, if at all, in monthly installments of 13,750 shares beginning August 2009.

Director Compensation

On March 31, 2008, in connection with their appointments as directors, Dr. Belldegrun and Mr. Falk received 10-year options to purchase, at an exercise price of $2.42 per share, 199,377 and 99,688 shares of our common stock, respectively (as adjusted for the merger with Laurier).  One half of the shares subject to the options vested immediately, one quarter vested on March 31, 2009, and the remainder vest on March 31, 2010.  Other than as described above, we currently do not compensate any non-employee member of our board of directors for serving as a board member, although we may, in our sole discretion, decide to compensate certain of our non-employee members of our board of directors in the future.  Dr. Berlin, our Chief Executive Officer, receives no additional compensation for serving as a board member.

Prior to the merger, no director of Laurier had ever received any compensation for his or her services.

Director Compensation Table for Fiscal Year 2008

Name (1)	Fees earned or paid in cash	Option Awards (2)	All Other Compensation	Total
Arie S. Belldegrun, M.D., FACS	$-	$266,362	$-	$266,362
William F. Hamilton, Ph.D.	$-	$-	$-	$-
Robert I. Falk	$-	$133,256	$-	$133,256
Peter M. Kash	$-	$-	$-	$-
Joshua A. Kazam	$-	$-	$-	$-
David M. Tanen	$-	$-	$-	$-

(1)
Roger G. Berlin, our Chief Executive Officer, has been omitted from this table since he receives no additional compensation for serving on our Board; his compensation is described above under “Executive Compensation.”

(2)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R) of stock option awards.

2005 Stock Option Plan

As of March 31, 2009, we have issued and outstanding approximately:  (i) 20,392,024 shares of our common stock, (ii) options to purchase 2,436,511 shares of our common stock at exercise prices ranging from $0.13 to $3.00 per share, and (iii) warrants to purchase 495,252 shares of our common stock at an exercise price of $2.42 per share.  There are no shares of preferred stock issued or outstanding.

General

Our 2005 Stock Option Plan, or the 2005 Plan, authorizes a total of 2,990,655 shares of our common stock for issuance.  As of March 31, 2009, stock options relating to an aggregate of 2,436,511 shares of common stock had been granted under the 2005 Plan at exercise prices ranging from $0.13 to $3.00 per share, leaving a total of 554,144 shares available for issuance.

The purpose of the 2005 Plan is to increase shareholder value and to advance the interests of our company by furnishing a variety of economic incentives designed to attract, retain and motivate our employees and consultants.

The 2005 Plan provides that a committee composed of at least two non-employee members of our board of directors may grant incentives in the following forms:

•	stock options;
•	stock appreciation rights, or SARs;
•	stock awards;
•	restricted stock;
•	performance shares; and
•	cash awards.

Incentives may be granted to participants who are employees of or consultants to our company (including our officers and directors who may also be employees or consultants) selected from time to time by the committee.  In the event there is no committee, then our entire board of directors shall have responsibility for administering the 2005 Plan.

Types of Incentives

Stock Options

Under the 2005 Plan, the committee may grant non-qualified and incentive stock options to eligible participants to purchase shares of our common stock from us.  The 2005 Plan provides the committee with discretion to determine the number and purchase price of the shares subject to any such option, the term of each option and the time or times during its term when the option becomes exercisable.  The purchase price for incentive stock options may not be less than the fair market value of the shares subject to the option on the date of grant.  The number of shares subject to an option will be reduced proportionately to the extent that the optionee exercises a related SAR.  The term of a non-qualified option may not exceed 10 years from the date of grant and the term of an incentive stock option may not exceed 10 years from the date of grant.  The committee may accelerate the exercisability of any option.

In the event of a change of control, the 2005 Plan provides that if the acquiring company does not agree to assume an outstanding stock option, then, unless the committee determines otherwise, all outstanding options will become immediately exercisable and will remain exercisable for the remainder of their term.  Further, upon a change of control, the committee may approve the purchase by us of an unexercised stock option for the difference between the exercise price and the fair market value of the shares covered by such option.

The option price may be paid in cash, check, bank draft or by delivery of shares of common stock valued at their fair market value at the time of purchase or by withholding from the shares issuable upon exercise of the option shares of common stock valued at their fair market value or as otherwise authorized by the committee.

In the event that an optionee ceases to be an employee of or consultant to our company for any reason, including death, any stock option or unexercised portion thereof which was otherwise exercisable on the date of termination from us shall expire at the time or times established by the committee.

Stock Appreciation Rights

A SAR is a right to receive, without payment to us, a number of shares, cash or any combination thereof, the amount of which is determined pursuant to the formula described below.  A SAR may be granted with respect to any stock option granted under the 2005 Plan, or alone, without reference to any stock option.  A SAR granted with respect to any stock option may be granted concurrently with the grant of such option or at such later time as determined by the committee and as to all or any portion of the shares subject to the option.

The 2005 Plan confers on the committee discretion to determine the number of shares as to which a SAR will relate as well as the duration and exercisability of a SAR.  In the case of a SAR granted with respect to a stock option, the number of shares of common stock to which the SAR pertains will be reduced in the same proportion that the holder exercises the related option.  The term of a SAR may not exceed 10 years and one day from the date of grant.  Unless otherwise provided by the committee, a SAR will be exercisable for the same time period as the stock option to which it relates is exercisable.  Any SAR shall become immediately exercisable in the event of specified changes in corporate ownership or control.  The committee may accelerate the exercisability of any SAR.

Upon exercise of a SAR, the holder is entitled to receive an amount which is equal to the aggregate amount of the appreciation in the shares of common stock as to which the SAR is exercised.  For this purpose, the “appreciation” in the shares consists of the amount by which the fair market value of the shares of common stock on the exercise date exceeds (a) in the case of a SAR related to a stock option, the purchase price of the shares under the option or (b) in the case of a SAR granted alone, without reference to a related stock option, an amount determined by the committee at the time of grant.  We may pay the amount of this appreciation to the holder of the SAR by the delivery of common stock, cash, or any combination of common stock and cash.

Restricted Stock

Restricted stock consists of the sale or transfer by us to an eligible participant of one or more shares of our common stock which are subject to restrictions on their sale or other transfer by the employee.  The price at which restricted stock will be sold will be determined by the committee, and it may vary from time to time and among employees and may be less than the fair market value of the shares at the date of sale.  All shares of restricted stock will be subject to such restrictions as the committee may determine.  Subject to these restrictions and the other requirements of the 2005 Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares, including, for example, the right to vote such shares.

Stock Awards

Stock awards consist of the transfer by us to an eligible participant of shares of our common stock, without payment, as additional compensation for services to our company.  The number of shares transferred pursuant to any stock award will be determined by the committee.

Performance Shares

Performance shares consist of the grant by us to an eligible participant of a contingent right to receive cash or payment of shares of common stock.  The performance shares shall be paid in shares of our common stock to the extent performance objectives set forth in the grant are achieved.  The number of shares granted and the performance criteria will be determined by the committee.

Non-Transferability of Most Incentives

No stock option, SAR, performance share or restricted stock granted under the 2005 Plan is transferable by its holder, except in the event of the holder’s death, by will or the laws of descent and distribution.  During an employee’s lifetime, an incentive awarded under the 2005 Plan may be exercised only by him or her or by his or her guardian or legal representative.

Amendment to the Plan

Our board of directors may amend or discontinue the 2005 Plan at any time.  However, no such amendment or discontinuance may, subject to adjustment in the event of a merger, recapitalization, or other corporate restructuring, (a) change or impair, without the consent of the recipient thereof, an incentive previously granted, (b) materially increase the maximum number of shares of common stock which may be issued to all participants under the 2005 Plan, (c) materially change or expand the types of incentives that may be granted under the 2005 Plan, (d) materially modify the requirements as to eligibility for participation in the 2005 Plan, or (e) materially increase the benefits accruing to participants.  Certain amendments require stockholder approval, including amendments which would materially increase benefits accruing to participants, increase the number of securities issuable under the 2005 Plan, or change the requirements for eligibility under the plan.

Federal Income Tax Consequences

The following discussion sets forth certain United States income tax considerations in connection with the ownership of common stock.  These tax considerations are stated in general terms and are based on the Internal Revenue Code of 1986 in its current form and current judicial and administrative interpretations thereof.  This discussion does not address state or local tax considerations with respect to the ownership of common stock.  Moreover, the tax considerations relevant to ownership of the common stock may vary depending on a holder’s particular status.

An employee who receives restricted stock or performance shares subject to restrictions which create a “substantial risk of forfeiture” (within the meaning of section 83 of the Code) will normally realize taxable income on the date the shares become transferable or are no longer subject to substantial risk of forfeiture or on the date of their earlier disposition.  The amount of such taxable income will be equal to the amount by which the fair market value of the shares of common stock on the date such restrictions lapse (or any earlier date on which the shares are disposed of) exceeds their purchase price, if any.  An employee may elect, however, to include in income in the year of purchase or grant the excess of the fair market value of the shares of common stock (without regard to any restrictions) on the date of purchase or grant over its purchase price.  We will be entitled to a deduction for compensation paid in the same year and in the same amount as income is realized by the employee.

An employee who receives a stock award under the 2005 Plan consisting of shares of common stock will realize ordinary income in the year of the award in an amount equal to the fair market value of the shares of common stock covered by the award on the date it is made, and we will be entitled to a deduction equal to the amount the employee is required to treat as ordinary income.  An employee who receives a cash award will realize ordinary income in the year the award is paid equal to the amount thereof, and the amount of the cash will be deductible by us.

When a non-qualified stock option granted pursuant to the 2005 Plan is exercised, the employee will realize ordinary income measured by the difference between the aggregate purchase price of the shares of common stock as to which the option is exercised and the aggregate fair market value of shares of the common stock on the exercise date, and we will be entitled to a deduction in the year the option is exercised equal to the amount the employee is required to treat as ordinary income.

Options that qualify as incentive stock options are entitled to special tax treatment.  Under existing federal income tax law, if shares purchased pursuant to the exercise of such an option are not disposed of by the optionee within two years from the date of granting of the option or within one year after the transfer of the shares to the optionee, whichever is longer, then (i) no income will be recognized to the optionee upon the exercise of the option; (ii) any gain or loss will be recognized to the optionee only upon ultimate disposition of the shares and, assuming the shares constitute capital assets in the optionee’s hands, will be treated as long-term capital gain or loss; (iii) the optionee’s basis in the shares purchased will be equal to the amount of cash paid for such shares; and (iv) we will not be entitled to a federal income tax deduction in connection with the exercise of the option.  We understand that the difference between the option price and the fair market value of the shares acquired upon exercise of an incentive stock option will be treated as an “item of tax preference” for purposes of the alternative minimum tax.  In addition, incentive stock options exercised more than three months after termination of employment are treated as non-qualified options.

We further understand that if the optionee disposes of the shares acquired by exercise of an incentive stock option before the expiration of the holding period described above, the optionee must treat as ordinary income in the year of that disposition an amount equal to the difference between the optionee’s basis in the shares and the lesser of the fair market value of the shares on the date of exercise or the selling price.  In addition, we will be entitled to a deduction equal to the amount the employee is required to treat as ordinary income.

If the exercise price of an option is paid by surrender of previously owned shares, the basis of the shares surrendered is carried over to the shares received in replacement of the previously owned shares.  If the option is a nonstatutory option, the gain recognized on exercise is added to the basis.  If the option is an incentive stock option, the optionee will recognize a gain if the shares surrendered were acquired through the exercise of an incentive stock option and have not been held for the applicable holding period.  This gain will be added to the basis of the shares received in replacement of the previously owned shares.

When a stock appreciation right granted pursuant to the 2005 Plan is exercised, the employee will realize ordinary income in the year the right is exercised equal to the value of the appreciation the employee is entitled to receive pursuant to the formula previously described, and we will be entitled to a deduction in the same year and in the same amount.

The 2005 Plan is intended to enable us to provide certain forms of performance-based compensation to executive officers that will meet the requirements for tax deductibility under Section 162(m) of the Internal Revenue Code.  Section 162(m) provides that, subject to certain exceptions, we may not deduct compensation paid to any one of certain executive officers in excess of $1 million in any one year.  Section 162(m) excludes certain performance-based compensation from the $1 million limitation.

The discussion set forth above does not purport to be a complete analysis of the potential tax consequences relevant to recipients of options or to us or to describe tax consequences based on particular circumstances.  It is based on federal income tax and interpretational authorities as of the date of this proxy statement, which are subject to change at any time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our outstanding common stock as of March 31, 2009 (after giving effect to the merger) by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group.  Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)(1)	Percentage of Common Stock Beneficially Owned (%)(1)
Roger G. Berlin, M.D. (2) 4 Campus Drive, 2nd Floor Parsippany, NJ 07054	71,667	*
Scott Z. Fields, M.D. (3) 4 Campus Drive, 2nd Floor Parsippany, NJ 07054	398,754	1.92
Brian Lenz 4 Campus Drive, 2nd Floor Parsippany, NJ 07054	4,000	*
William F. Hamilton, Ph.D. 4 Campus Drive, 2nd Floor Parsippany, NJ 07054	-	-
David M. Tanen (4) Two River Group Holdings, LLC 689 Fifth Avenue, 12th Floor New York, NY 10022	1,458,102	7.15
Peter M. Kash (5) Two River Group Holdings, LLC 689 Fifth Avenue, 12th Floor New York, NY 10022	1,808,603	8.87
Joshua A. Kazam (6) Two River Group Holdings, LLC 689 Fifth Avenue, 12th Floor New York, NY 10022	1,587,323	7.78

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)(1)	Percentage of Common Stock Beneficially Owned (%)(1)
Arie S. Belldegrun, M.D., FACS (7) Two River Group Holdings, LLC 689 Fifth Avenue, 12th Floor New York, NY 10022	249,660	1.21
Robert I. Falk (8) 507 Belle Meade Blvd. Nashville, TN 37205	226,945	1.11
All Executive Officers and Directors as a group (9 persons)	5,805,054	27.49
Wexford Capital LLC (9) 411 West Putnam Avenue Greenwich, CT 06830	2,005,791	9.82
Clal Insurance Enterprises Holdings Ltd. (10) 48 Menachem Begin St. Tel-Aviv 66180, Israel	1,444,759	7.08

* represents less than 1%.

(1)
Assumes 20,392,024 shares of our common stock are outstanding, which does not include 196,189 shares offered hereby that are issuable upon exercise of warrants.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right.  The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Represents shares issuable upon the exercise of 10 year options to purchase 71,667 shares of our common stock at an exercise price of $3.00 per share.

(3)
Includes:  (i) 10 year options to purchase 199,377 shares of our common stock at an exercise price of $1.00 per share; and (ii) 10 year options to purchase an additional 199,377 shares of our common stock at an exercise price of $1.00 per share that are exercisable within 60 days of the date hereof.  See “Executive Compensation - Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(4)
Includes:  (i) 1,236 shares of our common stock issuable upon exercise of a five year warrant held by Mr. Tanen exercisable at a price per share of $2.42; and (ii) 149,532 shares of our common stock held by Mr. Tanen’s wife as custodian for the benefit of two of their minor children under the Uniform Gift to Minors Act (UGMA).

(5)
Includes:  (i) 2,472 shares of our common stock issuable upon exercise of a five year warrant held by Mr. Kash exercisable at a price per share of $2.42; and (ii) 358,876 shares held by Mr. Kash’s wife as custodian for the benefit of each of their minor children under UGMA; and (iii) 119,626 shares of out common stock held by the Kash Family Irrevocable Trust.

(6)
Includes:  (i) 4,946 shares of our common stock issuable upon exercise of a five year warrant held by Mr. Kazam exercisable at a price per share of $2.42; (ii) 332,293 shares of our common stock held by the Kazam Family Trust; (iii) 99,688 shares of our common stock held by Mr. Kazam’s wife as custodian for the benefit of their minor daughter under the UGMA; and (iv) 20,637 shares of our common stock held by the Joshua Kazam Trust, in which Mr. Kazam has a pecuniary interest.

(7)
Includes:  (i) 61,916 shares of our common stock held by a trust of which Dr. Belldegrun is a beneficiary; and (ii) 10 year options to purchase 162,822 shares of our common stock at an exercise price equal to $2.42 per share.

(8)
Includes:  (i) 49,844 shares of our common stock held by the Falk Family Partners, L.P. a Tennessee limited partnership for which Mr. Falk serves as general partner; and (ii) 4,946 shares of our common stock issuable upon exercise of a five year warrant held by Falk Family Partners.  Also includes 10 year options to purchase 81,411 shares of our common stock at an exercise price equal to $2.42 per share.

(9)
Includes:  (i) 247,345 shares of our common stock held by Kappa Investors, LLC (“Kappa”); (ii) a five year warrant held by Kappa to purchase 24,734 shares of our common stock that are exercisable at $2.42 per share; and (ii) 1,733,712 shares of our common stock held by Wexford Spectrum Investors LLC, a Delaware limited liability company ("Wexford Spectrum").  Wexford Capital LLC, a Connecticut limited liability company ("Wexford Capital") is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Kappa and Wexford Spectrum.  Mr. Charles E. Davidson is chairman, a managing member and a controlling member of Wexford Capital and Mr. Joseph M. Jacobs is chairman, a managing member and a controlling member of Wexford Capital.

(10)
The number of shares beneficially owned by Clal Insurance Enterprises Holdings Ltd. (“Clal”) is based on a Schedule 13G/A filed on February 13, 2009.  All of the 1,444,759 shares reported as beneficially owned by Clal are held for members of the public through, among others, provident funds, mutual funds, pension funds and insurance policies, which are managed by subsidiaries of Clal, each of which operates under independent management and makes independent voting and investment decisions. Clal disclaims beneficial ownership of such 1,444,759 shares.

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

Certain Relationships and Related Transactions

Arno was incorporated in August 2005 by Two River.  Dr. Belldegrun, Mr. Kash, Mr. Kazam and Mr. Tanen, each a director and substantial stockholder of Arno, control the managing member of Two River.  Mr. Tanen also serves as our Secretary, and Mr. Scott Navins, the Vice President of Finance for Two River, serves as our Treasurer.  Additionally, certain employees of Two River, who are also stockholders of Arno, perform substantial operational activity for us, including without limitation, financial, clinical and regulatory activities.

Mr. Kash, Mr. Kazam and Mr. Tanen are also the principals of Riverbank Capital Securities, Inc. (“Riverbank”), a FINRA member broker dealer that acted as placement agent in connection with the June 2008 private placement.  Riverbank did not receive any selling commission for its services in connection with the Financing, but received a non-accountable expense allowance of $100,000.  Mr. Navins is also the Financial and Operations Principal of Riverbank.

Pursuant to a Consulting Agreement entered into between Arno and Fountainhead Capital Management Limited (“Fountainhead Capital”), we paid a $500,000 consulting fee to Fountainhead Capital upon completion of the merger with Laurier.  Fountainhead Capital was a significant stockholder of Laurier at the time of the merger.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Falk and Kash, Dr. Belldegrun and Dr. Hamilton are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market. Dr. Berlin, our Chief Executive Officer, and Mr. Kazam and Mr. Tanen, a member of our compensation committee, are not independent, as defined by applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by (i) Hays & Company LLP, our independent registered public accounting firm, for professional services rendered for fiscal years ended December 31, 2008 and 2007, and (ii) Chang G. Park, CPA, the independent registered public accounting firm engaged by Laurier prior to the merger, for professional services rendered for fiscal years ended December 31, 2008 and 2007.

	Hays & Company LLP Fees		Chang G. Park Fees
Fee Category	2008	2007	2008	2007
Audit Fees	$111,915	$24,000	$-	$-
Audit-Related Fees (1)	-	-	2,500	-
Tax Fees (2)	6,828	6,212	-	4,600
All Other Fees (3)	-	-	3,000	-
Total Fees	$118,743	$30,212	$5,500	$4,600

(1)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at board of director and audit committee meetings.

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.
(3)	All Other Fees consist of aggregate fees billed for services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2008 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

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

2.1
Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed March 6, 2008).

2.2
Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).

2.3
Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).
10.1	Employment Agreement dated June 1, 2007 between Arno Therapeutics, Inc. and Scott Z. Fields, M.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 9, 2008).*
10.2	Letter agreement dated September 2, 2007 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 9, 2008).*
10.3	Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.5	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+
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

10.9
Employment Agreement dated June 9, 2008 between Arno Therapeutics, Inc. and Brian Lenz, as amended on July 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2008).*

10.10
Employment Agreement by and between Arno Therapeutics, Inc. and Dr. Roger Berlin, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 3, 2008).*

10.11	Lease Agreement by and between Arno Therapeutics, Inc. and Maple 4 Campus L.L.C., dated October 20, 2008.†
23.1	Consent of Hays & Company LLP.†
24.1	Power of Attorney.†
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2009.

ARNO THERAPEUTICS, INC.

BY:	/s/ Roger G. Berlin
Roger G. Berlin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Berlin, M.D.	Chief Executive Officer and Director	April 22, 2009
Roger G. Berlin	(Principal Executive Officer)

/s/ Brian Lenz	Chief Financial Officer	April 22, 2009
Brian Lenz	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	April 22, 2009
Arie S. Belldegrun

*	Director	April 22, 2009
Robert I. Falk

*	Director	April 22, 2009
William F. Hamilton

*	Director	April 22, 2009
Peter M. Kash

*	Director	April 22, 2009
Joshua A. Kazam

*	Director	April 22, 2009
David M. Tanen

*	/s/ Brian Lenz
Brian Lenz
Attorney-in-fact

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).