Form 10-K
period 2010-12-31
Arno Therapeutics, Inc
filed 2011-05-09
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010
or
☐	Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
For the transition period from                   to
Commission File Number: 001-34058

ARNO THERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	52-2286452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Campus Drive, 2nd Floor, Parsippany, New Jersey 07054
(Address of Principal Executive Offices) (Zip Code)

(862) 703-7170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010: $10,566,492

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of April 29, 2011, there were 36,255,098 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

References to “the Company,” “we”, “us” or “our” in this Annual Report on Form 10-K refer to Arno Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

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

•	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;

•	risks that the FDA or other regulatory authorities may not accept any applications we file;

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

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. We currently have the exclusive worldwide rights to commercially develop three oncology product candidates. The following table summarizes our product development pipeline:

Product Candidate	Indications	Commercial Rights	Ongoing Studies / Status
AR-12	Solid tumors and hematological malignancies	Arno	A two part, multi-centered Phase I clinical trial of AR-12 is ongoing in patients with solid tumors and lymphoma who have progressed despite treatment with other therapies.

AR-42	Hematological malignancies	Arno
An investigator-initiated Phase I/IIa clinical study of AR-42 is ongoing at The James Cancer Center at The Ohio State University in patients with advanced or recurrent hematological malignancies for which no treatment is available.

AR-67	Glioblastoma multiforme (GBM)	Arno
A two-cohort, multi-center Phase II clinical trial is ongoing in patients with GBM that have progressed with other therapies.  The first cohort is closed and enrolled 13 patients who experienced rapid progression after treatment with bevacizumab (Avastin®, Roche).  The second cohort will enroll up to 32 patients who have not been treated with Avastin within the last 90 days.

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

Oncology Overview

According to the American Cancer Society, cancer is the second leading cause of death in the United States, surpassed only by heart disease. Since 1990, over 18 million new cancer cases have been diagnosed. According to a 2010 report by the American Cancer Society, the National Institutes of Health estimated direct costs for medical care for cancer related treatments in the United States in 2010 was $102.8 billion. With a 68% 5-year relative survival rate for all cancers from 1999-2005, according to the American Cancer Society, oncology remains a significant unmet medical need.

Pharmaceutical treatments are widely used to combat cancer and are often used alongside surgery or radiation, when possible.  Different types of cancers respond in unique ways to different drugs, and some tumors may not respond at all to particular therapies.  In many cases, these treatments extend life by slowing the progression of the disease but become less effective over time as the cancer cells become resistant to a given therapy or a class of compounds with a particular mechanism of action.  For this reason, there is a need to develop new agents, particularly those with novel mechanisms that can be added to the current arsenal of treatment options.

Many types of drugs are presently used to treat cancer, including cytotoxics, targeted agents, hormones, and biologics.  According to an October 2010 report by Cowen & Co., the global cancer market was roughly $71.0 billion in 2009, of which cytotoxics accounted for $21.0 billion and targeted agents accounted for $28.4 billion.

Cytotoxics interfere with essential cellular processes in order to kill rapidly dividing cells, an effective approach for destroying cancer cells that remains prevalent despite the fact that these compounds can have significant side effects, particularly in rapidly dividing normal tissues such as those found in bone marrow and the gastrointestinal tract.  By contrast, targeted agents attack cellular processes that are more prevalent in cancer cells than in normal tissues, and thus aim to simultaneously reduce side effects and improve efficacy.

Although there are many agents available to treat cancer, a number of factors contribute to determining which particular agent is administered to a patient.  There is a considerable amount of overlap in the mechanisms of action of approved therapies, and in many cases, multiple drugs in a class are approved and in clinical use.  The choice of a particular agent or class of agents is generally based on the results of empirical clinical trials in specific cancer indications, and a desire to treat the disease aggressively is balanced with considerations for the patient’s comfort and quality of life.  These considerations highlight the need to develop therapies that not only improve anti-cancer efficacy but also improve patient convenience and reduce side effects.

Product Development Pipeline

AR-12

Overview

Pursuant to a license agreement with The Ohio State University Research Foundation, or Ohio State, we have exclusive rights to develop and commercialize AR-12, a potentially first-in-class, orally available cancer treatment that is currently enrolling patients in a Phase I clinical study. AR-12 has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway, while also possessing activity in the endoplasmic reticulum stress pathway and other pathways targeting apoptosis. In pre-clinical studies, AR-12 has demonstrated activity in a wide range of tumor types and synergistic effects with several widely used anti-cancer agents, enhancing activity or overcoming drug-resistance when used in combination with Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech) and tamoxifen. We are currently enrolling patients with advanced or recurrent solid tumors or lymphoma in a Phase I clinical study of AR-12.

Mechanism of Action

AR-12 has been shown in pre-clinical studies to inhibit a protein known as PDK-1, a novel target in an important cell growth and proliferation pathway, which has been validated by the approval of therapeutics that target proteins both upstream and downstream of PDK-1. Receptor tyrosine kinases, or RTK, are cell-surface receptors that are involved in cell growth and are upstream of PDK-1. Members of the RTK class are targeted by some of the most successful and widely used targeted oncology agents, including Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech), Iressa® (AstraZeneca), Nexavar® (Bayer/Onyx) and tamoxifen. Downstream of PDK-1 is the mammalian target of rapamycin, or mTOR protein. The mTOR inhibitors temsirolimus (Torisel®, Wyeth) and everolimus (Afinitor®, Novartis) are FDA approved for the treatment of renal cancer, and additional studies are being conducted with mTOR inhibitors in various clinical trials as anti-cancer agents.

Although FDA-approved drugs that target the Akt pathway have shown efficacy in treating cancer, some tumors either do not respond to these drugs or eventually become resistant to therapy.  Scientists hypothesize that a combination of drugs that inhibit different targets in this pathway could provide synergistic or additive benefits to increase efficacy and potentially overcome drug resistance.  For this reason, there has been particular interest within the biopharmaceutical industry in developing inhibitors of PI3K, PDK-1, and Akt.

PDK-1 can transform normal human cells and may be involved in the invasion and metastasis process.  PDK-1 and its downstream target, the protein Akt, are frequently activated in multiple cancer types, and inhibiting PDK-1 facilitates the dephosphorylation and subsequent inactivation of Akt.  Activation of the PDK-1/Akt pathway confers resistance to cell death signaling and the apoptotic activity of other cytotoxic agents.  Additionally, recent research has demonstrated the importance of PDK-1 in oncology that is independent of its Akt modulation.  The inhibition of the PDK-1/Akt pathway in cancer cells where this pathway was previously active has been shown to decrease cell proliferation and increase programmed cell death, which is known as apoptosis.  Preclinical data suggests that AR-12 inhibits PDK-1 and data collected from preclinical toxicology studies and tumor distribution studies indicate that AR-12 would be expected to exceed therapeutic concentrations in vivo.

AR-12 has also demonstrated an ability to induce the ER stress mediated apoptosis pathway, which contribute to its unique profile in vitro and in vivo.  The ER stress pathway is a cellular mechanism that can either induce cellular protection or apoptosis.  AR-12, through the induction of PKR-like Endoplasmic Reticulum Kinase, or PERK, seems to selectively induce the pro-apoptotic response and appears to have a preferential effect on cancer cells.

Potential Advantages of AR-12

We believe AR-12’s unique mechanisms and ability to improve the efficacy of other approved agents may enable it to become a first-in-class agent with broad applications in oncology and significant sales in the market.  In preclinical studies, AR-12 has shown efficacy in a wide range of tumor types, including breast, lung, prostate, pancreatic, brain, and hematological cancers, as both a single-agent as well as in combination with leading oncology therapeutics.  AR-12 demonstrated synergy or additive benefit or overcame drug-resistance when used in combination with Avastin®, Herceptin®, Gleevec®, Tarceva®, Iressa®, Nexavar® and tamoxifen, all of which are widely-prescribed, FDA-approved oncology therapeutics that, according to Thomson Reuters Pharma, represented approximately $17 billion in sales in 2009.

We believe AR-12 is a potentially first-in-class molecule and the only PDK-1 inhibitor currently in human clinical development.  We also believe that PDK-1 may prove to be highly desirable target for oncology; therapeutic strategies to modulate the Akt pathway are of great scientific, clinical, and financial interest, and there are a few molecules in development that seek to target Akt through the inhibition a protein known as PI3K.  PDK-1 is downstream of PI3K and thus may be more likely to impact the desired molecular targets further downstream and less likely to result in off-target toxicity.  Inhibition of PDK-1 also seems to be able to regulate other important oncology targets that are not be mediated by PI3K.  In addition to targeting PDK-1, we believe that AR-12 also has the ability to induce ER stress and has the potential to become an important agent in a range of cancer indications.

Clinical Development

We are currently enrolling subjects in a multi-site Phase I clinical trial of AR-12 in patients with solid tumors or lymphomas who have progressed despite treatment with other therapies.  Subjects in this Phase I study receive an oral daily dose of AR-12.  The Phase I study is being conducted at three clinical sites, including The Ohio State University (Columbus, Ohio), Scottsdale Healthcare (Phoenix, Arizona), and The Royal Marsden Hospital (London, UK).

Our current Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, that is primarily designed to evaluate the safety of AR-12 and to identify the maximum tolerated dose, or MTD, or a recommended dose, RD, for future clinical studies of AR-12.  The study is also designed to utilize biomarkers and functional imaging to examine the pharmacodynamic effects of AR-12 in modulating certain targets within the PI3K pathway.  Secondary objectives for the Escalation Phase include characterizing the pharmacokinetics of AR-12 (i.e., how AR-12 is absorbed and eliminated in and from the body) and measuring tumor response.  We also anticipate the determination of an RD or MTD with the conclusion of the Escalation Phase in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which we refer to as the Expansion Phase.  We expect that the Expansion Phase will involve enrolling an expanded cohort of additional patients at the MTD or RD for the purpose of further evaluating and confirming the pharmacodynamic effects, potential anti-tumor activity and safety of AR-12 at the MTD or RD.  We anticipate that the Expansion Phase will be fully enrolled within one year.

The biomarker selection and evaluation is being led by Johann de Bono, M.D., Ph.D. of The Royal Marsden Hospital in London.  Dr. de Bono is a prominent researcher in oncology drug development and has been involved in the successful development of novel targeted therapies and compounds in the PI3K/Akt pathway.

We believe that the data generated from the current Phase I study will provide important information to direct future studies, both in terms of safety and exposure and potential efficacy.  We also believe that the biomarkers and pharmacodynamic assays planned for the Phase I study may provide deeper understanding of the molecular actions of AR-12 and validate the preclinical hypothesis about AR-12’s activity in a clinical setting.  The information generated in these studies will also help to guide the Phase II development of AR-12.  Arno expects to begin Phase II studies with AR-12 in 2012, subject to the completion and results of the ongoing Phase I study.

AR-42

Pursuant to a separate license agreement with Ohio State, we also have exclusive rights to develop and commercialize AR-42, a novel oral cancer therapy currently in early clinical development.  AR-42 is a broad spectrum deacetylase inhibitor of both histone and non-histone proteins, which has demonstrated greater potency and activity in solid and liquid tumors when compared in preclinical studies to vorinostat (also known as “SAHA” or Zolinza®), the first of only two marketed compound in the class.  AR-42 may possess additional histone-independent mechanisms, which may contribute to its superior profile in vitro and in vivo.  An investigator-initiated Phase I/IIa trial of AR-42 in patients with hematological malignancies commenced in June 2010 at The Ohio State University.

Background of HDAC Inhibitors

Histones are proteins that play an important role in the regulation of genes.  Histone modification is a key regulator of gene expression, and improper histone acetylation is among the modifications that are linked to expression of a cancerous phenotype.  These changes can lead to improper cell growth resulting from altering the expression of important genes involved in cell cycle progression, proliferation, and survival.  Histone deacetylases, or HDACs, are a class of enzymes that participate in this form of regulation and have been linked to both solid and hematologic malignancies and thus represent a target for cancer therapy.

HDAC inhibitors are a large emerging class of drug compounds that have demonstrated efficacy primarily in hematological malignancies, also called blood cancers, but are currently being developed in solid tumors as well. It is believed that HDAC inhibitors induce histone hyperacetylation and can cause cell death.  The first drug in this class to gain approval is SAHA, which is approved to treat cutaneous T-cell lymphoma, or CTCL, in patients that have failed two previous therapies.  Another HDAC inhibitor, romidepsin (Istodax®, Celgene Corporation) was also recently approved in CTCL.  These two compounds and other HDACs are currently in late stage development for both hematological malignancies as well as solid tumors. In preclinical studies, AR-42 has demonstrated activity against a broad spectrum of deacetylase targets and increased potency compared to SAHA.

Potential Advantages of AR-42

AR-42 is a broad spectrum inhibitor of histone and non-histone deacetylase targets that we believe may have advantages over currently approved HDAC inhibitors, including SAHA.  As a result, many of our preclinical data compare AR-42 to SAHA.  In preclinical models, AR-42 has shown to be more potent or effective than SAHA in various cancer types, including chronic lymphocyte leukemia, or CLL, B-cell lymphoma, prostate and ovarian cancers.  Further, preclinical studies suggest that AR-42 has anti-cancer activities that are independent of histone acetylation and include Akt dephosphorylation, Bcl-xL and survivin suppression, and Ku70 acetylation, all of which disrupt the growth and proliferation of cancer cells.  We believe that this combination of activity and potency could make AR-42 a more effective treatment for hematological malignancies than currently available HDAC inhibitors.

In addition to its broad activity against hematological malignancies, pre-clinical data presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.

Clinical Development

We are collaborating with The Ohio State University, which commenced an investigator-initiated Phase I/IIa study for AR-42 in June 2010 in patients with advanced or recurrent hematological malignancies for which no treatment is available.  The primary goal is to evaluate the safety and tolerability of AR-42 given orally three times per week.  Secondary endpoints include characterizing AR-42’s pharmacokinetics and its pharmacodynamic profile through the measurement of biomarkers and evaluation of clinical response. We expect to identify the MTD by mid-2011.

Once the MTD is defined, the study is designed so that additional patients can be added to investigate efficacy in a particular disease and help guide future Phase II programs.  Up to an additional 10 patients may be enrolled at the MTD dose in each of the following disease cohorts: CLL/small lymphocytic lymphoma, multiple myeloma, and lymphoma.  We expect this expansion phase will take 12 months to complete.  Cohorts for other indications may be added at this dose with an appropriate protocol amendment.

AR-67

Background on Camptothecins

Camptothecin and its analogues, together referred to as camptothecins, are a class of drugs widely used to treat certain types of cancers, with worldwide annual sales exceeding $660 million, according to Thomson Reuters Pharma. Camptothecins treat cancer by disrupting cell division through the inhibition of topoisomerase I, a critical enzyme in DNA replication. Through this inhibition and additional mechanisms of action, camptothecins target cancer cells preferentially to normal tissues, making them a promising class of drugs in this indication.

All clinically relevant camptothecins react with water and exist in two forms under physiologic conditions: a biologically active “lactone” form and a largely inactive but toxic “carboxylate” form. In human blood, chemical equilibrium converts the active lactone form to the inactive and toxic carboxylate form. Maintaining a therapeutic level of the lactone form in vivo has proven to be a significant challenge in the development of the class.

Second-generation camptothecin analogues focused on improving lactone stability by increasing lipophilicity and modifying binding profiles between the compound and blood proteins. Two second generation therapies, topotecan (Hycamtin®, Glaxo-Smith-Kline) and irinotecan (also known as CPT-11 and marketed as Camptostar® by Pfizer), are approved by the FDA. Topotecan, the first camptothecin to receive marketing approval in the United States, is used as a second-line intravenous therapy in several tumor types including ovarian, small cell lung cancer, and cervical cancers. Irinotecan is a largely inactive intravenous pro-drug for SN-38, a potent but insoluble camptothecin analogue. Irinotecan is used as a front-line and second-line therapy for colorectal cancer and is by far the leading drug in the class with roughly $400 million in worldwide annual sales in 2009, according to Thomson Reuters Pharma. While these drugs represent a marked improvement compared with the parent compound, their in vivo stability profiles remain suboptimal. Exposure to the active lactone form can be measured by lactone: total area under the curve ratio, or AUC ratio, which measures the ratio of the drug forms over the course of drug exposure. Lactone AUC ratios are 30-40% for topotecan, 40-45% for CPT-11, and 50-75% for SN-38.

Pursuant to an agreement with the University of Pittsburgh, we have an exclusive license to intellectual property rights for the development and commercialization of AR-67, a novel, third-generation camptothecin analogue that has demonstrated high potency in pre-clinical studies and improved pharmacokinetic properties in humans as compared with first and second-generation products. In the Phase I study of AR-67, which was completed in 2008, pharmacokinetic data suggest a lactone AUC ratio of approximately 85%.

We believe that this unique profile may translate into superior efficacy in the treatment of a variety of cancers. We believe these advantages could allow AR-67 to become a leading product in the camptothecin market.

Potential Advantages of AR-67

AR-67 has demonstrated potent topoisomerase I inhibition and greatly improved in vivo stability of the active lactone form when compared with topotecan and irinotecan. Structural characteristics make AR-67 highly lipophilic, with pre-clinical evaluation showing 10-fold and 250-fold increases in lipophilicity over SN-38 and topotecan, respectively. Favorable plasma protein binding characteristics also contribute to AR-67’s superior lactone AUC ratio compared with marketed camptothecins. In the Phase I study, pharmacokinetic data demonstrated that approximately 85% of AR-67 was present in the lactone form, compared with 30-40% for topotecan, 40-45% for irinotecan, and 50-75% for SN-38.  Additionally, gastrointestinal toxicities that are commonly seen with other camptothecins, such as nausea, vomiting and diarrhea, were not observed with AR-67 treatment, an important differentiator when compared to irinotecan.

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

Clinical Development Program

AR-67 is currently being studied in a Phase II clinical trial in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.

GBM is the most prevalent and deadly form of brain cancer.  In preclinical in vivo studies, AR-67 has shown significant tumor growth inhibition, including complete tumor regression.  Pre-clinical evidence suggests that AR-67’s high lipophilicity may promote blood-brain-barrier penetration of therapeutic levels of the lactone form and increase activity relative to other drugs in the class. Arno is currently enrolling patients in a two-cohort Phase II study of AR-67 as a treatment for patients with GBM that have progressed on other therapies. The first cohort is closed and enrolled 13 patients who had progressed rapidly (within 90 days) after treatment with Avastin, a drug recently approved in this indication.  These patients’ cancer normally progresses quite aggressively, and the endpoint for this cohort is two months of progression-free survival.  The second cohort will enroll up to 32 patients who have not received Avastin treatment in the past 90 days and will look for six months of progression free survival.  This multi-centered study, which is being led by James J. Vrendenburgh, M.D. from Duke University, includes leading centers in the United States and may also include sites in Canada.  We anticipate having interim data from this Phase II study by the end of 2011.  Thereafter, if the data permits, we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study.

While there can be no assurances, demonstrated efficacy in GBM, which is an orphan indication, may provide an accelerated path to approval, increased market protection and expanded sales potential.

Competition

We compete primarily in the cancer therapeutic segment of the biopharmaceutical market that addresses cancer therapeutics, which is highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address the cancer market. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research. We also compete with commercial biotechnology companies for the rights to product candidates developed by public and private research institutes. Smaller or early-stage companies are also significant competitors, particularly those with collaborative arrangements with large and established companies. In addition to the factors described below under the caption “Risk Factors” in Item 1A of this Annual Report, our ability to compete in the cancer therapeutics market depends on the following factors:

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

AR-12

AR-12 is believed to target PDK-1, which is in the PI3K/Akt pathway. Targeting the PI3K/Akt pathway has been of great interest to the pharmaceutical industry, particularly compounds that target PI3K.  The approaches for targeting PI3K are either general inhibition or the specific inhibition of the alpha, beta, gamma, or delta subunit of this kinase.  Some of these molecules also combine PI3K inhibition with activity against the mammalian target of rapamycin (“mTOR”), a target that is believed to also play a role in the PI3K/Akt pathway.  Other approaches to this pathway include targeting Akt directly.  Additionally, companies such as Wyeth, Vernalis, GlaxoSmithKline, and Novartis have published data on their preclinical discovery programs to target PDK-1.

Compounds that inhibit PI3K have been the foundation of several recent licensing, acquisition, and financing activities.  Despite the great deal of activity in the space, we believe that AR-12 can differentiate itself and become an important agent in the treatment of cancer.  In multiple preclinical studies, AR-12 has demonstrated the ability to inhibit PDK-1 as well as induce ER stress, a combination that could provide a unique therapeutic profile and differentiate AR-12 from other molecules being developed to inhibit the PI3K/Akt pathway.  Arno also believes that AR-12 is the first PDK-1 inhibitor to reach clinical development, which could provide the significant advantage of being first-in-class as well as distinguishing AR-12 from PI3K inhibitors.

AR-42

If approved, AR-42 would compete with other HDAC inhibitors. HDAC inhibitors have displayed efficacy in a broad range of settings as single agents and in combination with other therapeutics.  The first HDAC inhibitor to obtain approval is vorinostat (“SAHA,” or Zolinza®), which is approved for the treatment of recurrent cutaneous T-cell lymphoma (“CTCL”).  Additionally, in November 2009 Gloucester Pharmaceuticals received FDA approval for its novel HDAC inhibitor, romidepsin, to treat CTCL before being acquired by Celgene Corp. in December 2009.  Other compounds are in Phase II and Phase III trials, primarily in hematological malignancies, but also in solid tumors as both single agents and in combination with other oncology therapies.

We believe that AR-42 has a therapeutic profile that will allow it to compete successfully in the crowded class of what are broadly known as HDAC inhibitors.  AR-42 is a pan-DAC inhibitor that has demonstrated preclinical activity that compares favorably with SAHA, as well as potentially differentiating activity and the ability to target cancer stem cells.  Additionally, based on AR-42’s preclinical toxicology package and dosing schedule, we believe that there is a relatively low risk of cardiac toxicity or fatigue.  We also believe that AR-42’s potential to selectively target leukemic stem cells in AML may sufficiently differentiate AR-42 from other agents in the class to become an important member of the emerging class of deacetylase inhibitors.

AR-67

If approved, we expect that AR-67 would compete in a class of chemotherapeutic agents known as camptothecins. The annual worldwide sales of camptothecins, which have been used for many years, collectively exceed $660 million. The leading camptothecins on the market today include Hycamitin (topotecan), marketed by GlaxoSmithKline, and Camptostar (irinotecan or CPT-11), which is marketed by Pfizer. If approved, our product candidates may also compete with other cytotoxic, or anticancer, therapies.

We believe that AR-67 can compete successfully with currently available camptothecin derivates as well as those currently in development. Many of the compounds that are currently marketed and in clinical development have experienced limited efficacy. We believe that AR-67’s potent topoisomerase I inhibition, greatly improved lactone stability and favorable safety profile may enable the compound to demonstrate broad clinical utility and future commercial success.

License Agreements and Intellectual Property

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish. See “Risk Factors – Risks Related to Our Intellectual Property.”

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

AR-12 and AR-42 License Agreements

Our rights to AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Research Foundation, or Ohio State, entered into in January 2008. Pursuant to each of these agreements, we have exclusive, worldwide, royalty-bearing licenses for the rights to commercialize technologies embodied by certain issued patents, patent applications, know-how and improvements relating to AR-12 and AR-42 for all therapeutic uses.

Under our license agreement for AR-12, we have exclusive, worldwide rights to one issued U.S. patent and four pending U.S. patent applications that relate to AR-12 and particular uses of AR-12 according to our business plan. The issued patent includes composition of matter claims. The issued patent is currently scheduled to expire in 2024. If the pending patent applications issue, the latest of the issued patent or patents would be scheduled to expire in 2028.

Under our license agreement for AR-42, we have exclusive, worldwide rights to two pending U.S. patent applications that relate to AR-42 and particular uses of AR-42 according to our business plan. If either or both of the pending patent applications issue, the issued patent or patents would both be scheduled to expire in 2024. In addition, in 2010, we filed one U.S. provisional patent application directed primarily to particular methods of using AR-42. If any U.S. patent claiming priority to the provisional patent applications issues, such a patent would be scheduled to expire in 2031.

Pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, we paid Ohio State a milestone payment upon the  commencement of the Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first company-sponsored Phase I clinical trial. Pursuant to the license agreements for AR-12 and AR-42, we must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

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

Under our license agreement for AR-67, we have exclusive, worldwide rights to two issued U.S. patents that relate to AR-67 and particular uses of AR-67 according to our business plan. Both issued patents include composition of matter claims and one of them also includes claims to methods of making AR-67. The earlier of the issued patents is currently scheduled to expire in 2013. The later of the two issued patents is currently scheduled to expire in 2022.

We also have exclusive, worldwide rights to twenty-five issued U.S. patents and one pending U.S. patent application that relate to analogues of AR-67 and particular uses of the analogues of AR-67 according to our business plan. The issued patents include composition of matter claims, methods of using, and methods of making AR-67 analogues. The earliest of the issued patents is currently scheduled to expire in 2013. The latest of the issued patents is currently scheduled to expire in 2024.  If the pending patent application issues, the issued patent would be scheduled to expire in 2019.

Under the terms of our license agreement with Pitt, we made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt will receive performance-based cash payments of up to an aggregate of $4.0 million upon successful completion of clinical and regulatory milestones relating to AR-67. We will make the first milestone payment to Pitt upon the acceptance by the FDA of the first New Drug Application, or NDA, for AR-67. We are also required to pay to Pitt an annual maintenance fee on each anniversary of the license agreement, and to pay Pitt a royalty on net sales of AR-67 at a rate in the mid-single digits. To the extent we enter into a sublicensing agreement relating to AR-67, we will pay Pitt a portion of all non-royalty income received from such sublicensee.

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

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (pre-clinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the regulatory agencies may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We and our manufacturers may also be subject to regulations under other United States federal, state, and local laws.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described above under the caption entitled “Risk Factors – Risks Relating to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.”

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

 Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We may seek orphan drug designation for AR-67 for the treatment of GBM and potentially for certain uses of AR-12 and AR-42.

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

Research and Development Expenses

We spent approximately $4.1 million in fiscal year 2010 and $5.4 million in fiscal year 2009 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of December 31, 2010, we had two full-time employees, none of whom are covered by a collective bargaining agreement. In addition, we hired a full-time Senior Clinical Study Manager and a full-time President and Chief Executive Officer in January 2011 and April 2011, respectively.  We believe our relations with our employees are satisfactory.

We utilize clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, and manufacturing. We are currently engaged in an active search for additional research and development staff, as required, to support our product development.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Annual Report, before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below are not the only ones that we face.

Risks Relating to Our Business

We currently have no product revenues and will need to raise substantial additional capital to operate our business.

To date, we have generated no product revenues . Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are AR-12, AR-42 and AR-67, and none of these products are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Based on our current development plans, we believe we have cash on hand to fund our operations through the second quarter of 2012.  We will require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. In addition, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2010 and 2009, we had a net loss of $4,023,026 and $6,936,705, respectively.  For the period from our inception on August 1, 2005 through December 31, 2010, we had a net loss of $27,603,887.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	seek patent protection for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the years ended December 31, 2010 and 2009, we had negative cash flows from operating activities of $3,533,085 and $7,310,308, respectively.  Since inception on August 1, 2005 through December 31, 2010, we have had negative cash flows from operating activities of $21,903,138.  We expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technologies and performing pre-clinical and clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

The relationships between Two River Consulting, Riverbank Capital Securities and certain of our officers and directors may present potential conflicts of interest.

Arie S. Belldegrun and David M. Tanen, each of whom are currently directors of our company, and Joshua A. Kazam, a co-founder and director of our company until September 2010, are the managing members of Two River Consulting, LLC, or Two River. Mr. Tanen serves as our Secretary and, from June 2009 until April 2011, also served as our President. In June 2009, we entered into a services agreement with Two River pursuant to which it performs various management, clinical development, operational and administrative activities and services for us. As consideration for these services, we paid Two River a monthly cash fee of $55,000. While the term of the services agreement expired on April 1, 2011, we continue to utilize the services of TRC on an as needed basis.  Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, a co-founder and director of our company until April 2011, are also officers and directors of Riverbank, a registered broker-dealer, which served as placement agent in connection with our September 2010 private placement of Series A Preferred Stock. Scott L. Navins, the Financial and Operations Principal of Riverbank and Vice President – Finance of Two River, serves as our Treasurer.

Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We believe that the terms of the agreements that we have entered into with Two River and Riverbank satisfy the requirements of Delaware law, but in the event one or more parties challenges the fairness of such terms we may have to expend substantial resources in resolving such challenges and can make no guarantees of the result. Further, none of our affiliates or Two River is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or Two River in the future will be made available to us.

In addition to the relationships and transactions described above, each of Dr. Belldegrun and Messrs. Kash, Kazam and Tanen are significant stockholders and serve as officers and directors of other biopharmaceutical and biotechnology companies of which one, Tigris Pharmaceuticals, Inc., a privately-held biopharmaceutical company focused on developing therapies for the treatment of cancer, may be considered a potential competitor of Arno.  Messrs. Kash and Kazam serve on Tigris’s board of directors and are significant stockholders of Tigris.   See “Directors and Executive Officers” for additional information about the activities of Dr. Belldegrun and Mr. Tanen.  Certain of our other current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are substantially dependent on the services of Two River and other consultants.

We have only four employees. We currently rely heavily on Two River to render various management, clinical development, regulatory, operational and administrative activities and services for us. We also rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

Although we currently engage Two River to provide personnel to perform a variety of management, clinical development and other services on our behalf on a consulting basis, we expect to directly hire employees, including at the senior management level, in the future as we further the development of our clinical programs. As we further the development of our product candidates, we intend to hire employees to perform the services currently being rendered by Two River. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products candidates, if approved. Even successful defense against product liability claims would require significant financial and management resources. Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	withdrawal of prior governmental approvals;

•	costs of related litigation;

•	substantial monetary awards to patients;

•	product recalls;

•	loss of revenue; and

•	the inability to commercialize our product candidates.

Because we do not yet have any products approved for sale, we currently do not carry product liability insurance.  While we intend to obtain product liability insurance prior to any commercial product sales, such insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of the pharmaceutical products we develop, alone or with commercialization partners. Even if our agreements with any future commercialization partners entitle us to indemnification against damages from product liability claims, such indemnification may not be available or adequate should any claim arise.

We may incur substantial liabilities in connection with the clinical trials of our product candidates and may be required to cease our clinical trials in response to lawsuits brought by clinical trial participants.

Conducting clinical trials entails an inherent risk of liability resulting from lawsuits brought by clinical trial participants who experience unexpected adverse reactions to our product candidates or as a result of the medical care they receive while participating in a clinical trial.  If we cannot successfully defend ourselves against such claims, we may incur substantial liabilities or be required to cease clinical trials of our products candidates, which would have a material adverse effect on our business, financial condition and results of operations.  We currently maintain a clinical trial insurance policy with a $5 million per occurrence and aggregate limit, which may not be adequate to cover claims against us.  While our agreements with the research institutions that conduct our clinical trials often provide that the institutions will indemnify us against damages from claims brought by clinical trial participants that result from the institutions’ conduct, such indemnification may not be available or adequate should any such claim arise.

We are controlled by current directors and principal stockholders.

Our executive officers, directors and principal stockholders, which include the persons affiliated with Two River discussed above, beneficially own approximately 65% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

The co-lead investors in our September 2010 private placement own a significant amount of our voting securities and are entitled to substantial governance rights that may limit our management’s autonomy.

The three co-lead investors in our September 2010 private placement, Pontifax Ltd. (“Pontifax”), Commercial Street Capital, LLC (“Commercial Street Capital”), and UTA Capital LLC (“UTA Capital”) beneficially own approximately 12.1%, 9.0%, and 8.2% of our outstanding common stock, respectively.  In addition, pursuant to the Purchase Agreement, the three co-lead investors each have the right to designate one individual to be appointed to our board of directors, subject to certain ownership and other requirements and conditions.  Moreover, the Purchase Agreement provides that each such director shall have the right to serve on any or all of the committees of our board of directors.  The Purchase Agreement also provides that the affirmative vote of each such investor-designated director then in office shall be required to approve the appointment of our chief executive officer and to authorize certain transactions between us and one of our officers, directors, principal stockholders or their affiliates.  Pursuant to their rights under the Purchase Agreement, Pontifax, Commercial Street Capital, and UTA Capital designated Tomer Kariv, Steven Ruchefsky, and Yacov Reizman, respectively, for appointment to our board of directors. This concentration of ownership and governance rights among the co-lead investors may not be in the best interests of all our stockholders.  The co-lead investors will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  Such concentration of voting power could have the effect of delaying or preventing a change of control or other business combination, and may adversely affect the market price of our common stock.

We are required to maintain finance and accounting systems, procedures and controls in order to satisfy requirements under the securities laws, including the Sarbanes-Oxley Act of 2002, which increase our costs and divert management’s time and attention.

We have established processes, controls and procedures that allow our management to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As a company with limited capital and human resources, the diversion of management’s time and attention away from our business to ensure compliance with these regulatory requirements may have a material adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and our ability to obtain any necessary financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse affect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock if we are listed on an exchange in the future. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

We will experience increased costs as a result of becoming subject to the reporting requirements of federal securities laws.

In May 2009, we voluntarily filed a Form 15 with the SEC in order to terminate the registration of our common stock under the Exchange Act.  As a result, our obligation to file periodic and other reports under the Exchange Act was suspended. On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act.  These requirements may place a strain on our systems and resources. The Securities Exchange Act of 1934 requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which is discussed above. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will continue to be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

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

All three of our current product candidates are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking regulatory approval to sell such product candidates. Conducting clinical trials is a lengthy, time consuming and very expensive process and the results are inherently uncertain. The duration of clinical trials can vary substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of our product candidates will take at least several years to complete. The completion of clinical trials for our product candidates may be delayed or prevented by many factors, including without limitation:

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

In conducting clinical trials, we may fail to establish the effectiveness of a compound for the targeted indication or discover that it is unsafe due to unacceptable side effects or other reasons. Even if our clinical trials are commenced and completed as planned, their results may not support our product candidate claims. Further, failure of product candidate development can occur at any stage of clinical trials, or even thereafter, and we could encounter problems that cause us to abandon or repeat clinical trials. These problems could interrupt, delay or halt clinical trials for our product candidates and could result in FDA, or other regulatory authorities, delaying or declining approval of our product candidates for any or all indications. The results from pre-clinical testing and prior clinical trials may not be predictive of results obtained in later or other larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing promising results in earlier clinical trials. Our failure to adequately demonstrate the safety and effectiveness of any of our product candidates will prevent us from receiving regulatory approval to market these product candidates and will negatively impact our business. In addition, we or the FDA may suspend or curtail our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in the conduct of these clinical trials or in the composition, manufacture or administration of the product candidates. Accordingly, we cannot predict with any certainty when or if we will ever be in a position to submit a new drug application, or NDA, for any of our product candidates, or whether any such NDA would ever be approved.

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

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

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

Because we are dependent on clinical research organizations and other contractors for clinical testing and for research and development activities, the results of our clinical trials and such research activities are, to a certain extent, not within our control.

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

Our research and development activities may involve the controlled use of hazardous materials and chemicals by our third-party service providers. Although we believe that our service providers maintain appropriate safety procedures for using, storing, handling and disposing of these materials in compliance with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely effect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us or our service providers to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.  We do not carry insurance against liability resulting from the use of hazardous materials and chemicals.  While we generally require our service providers to carry insurance against liability resulting from their use of such materials, we cannot be certain that such insurance will be sufficient to cover any related liability.  To the extent our service providers fail to carry adequate levels of insurance, we could be exposed to liability claims associated with their use of hazardous materials and chemicals.

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

Our common stock is currently eligible for trading on the OTC Bulletin Board, or the OTCBB.  Stocks traded on the OTCBB and other electronic over-the-counter markets are often less liquid than stocks traded on national securities exchanges. In fact, the historical trading of our common stock has been extremely limited and sporadic. We may seek listing on NASDAQ or the American Stock Exchange in the future, but we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. To the extent that our common stock is not traded on a national securities exchange, such as NASDAQ, the decreased liquidity of our common stock may make it more difficult to sell shares of our common stock at desirable times and at prices.

Our common stock is considered a “penny stock.”

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Since trading of our common stock commenced, the market price has been below $5.00 per share. Therefore, our common stock is deemed a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell shares of our common stock.

Because we did not become public through an underwritten initial public offering, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we did not become public through an initial public offering underwritten by an investment bank. Security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. The lack of such analyst coverage may decrease the public demand for our common stock, making it more difficult for you to resell your shares when you deem appropriate.

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

There may be issuances of shares of “blank check” preferred stock in the future.

Our amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of preferred stock, none of which are issued or currently outstanding.  Our board of directors has the authority to fix and determine the relative rights and preferences of up to 35,000,000 preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that is senior to our common stock and that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends, additional registration rights, anti-dilution protection, the right to the redemption to such shares, together with other rights, none of which will be afforded holders of our common stock.

If we obtain an analyst following, and if our results do not meet such analysts’ forecasts and expectations, our stock price could decline.

We do not believe that any securities analysts cover us.  The lack of analyst coverage of our business and operations may decrease the public demand for our common stock, making it more difficult for you to resell your shares when you deem appropriate.  To the extent we obtain an analyst following in the future, such analysts may provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed above under the sections “Risks Related to Our Business” and “Risks Related to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.” If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

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

Our principal offices are located at 4 Campus Drive, 2nd Floor, Parsippany, New Jersey 07054, where we occupy approximately 5,390 square feet of office space pursuant to the terms of a lease agreement dated October 20, 2008.  The lease commencement date was November 14, 2008, with lease payments beginning on January 1, 2009.  The lease expiration date is 5 years from the rent commencement date.  We provided a security deposit of $44,018, or four months base rent, in the form of a letter of credit.  The letter of credit may be reduced by $11,005 after January 1, 2011 and by an additional $11,005 on January 1, 2013, provided we maintain certain conditions described in the lease agreement.  We have an early termination option, which provides us the option to terminate the lease on the third anniversary, upon providing the landlord nine months written notice prior to the third anniversary of the lease.  We are also responsible for payment of our share of certain charges such as operating costs and taxes in excess of the base year and additional rent. On March 31, 2011, we exercised our early termination option, submitting written notice to the landlord and making a payment of $53,641.  We are required to continue making our monthly lease payments under the Parsippany lease through December 31, 2011, at which time this lease will terminate. We are currently looking for more suitable space on better terms in the New Jersey area.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible for trading on the OTC Bulletin Board, or the OTCBB; however, there has been only one trade in our common stock since we filed an application to deregister our common stock in May 2009. The historical trading of our common stock has been extremely limited and sporadic.  Accordingly, there is not an established public trading market for our common stock.

Between May 2009 and April 2011, our common stock was eligible for trading on the “Pink Sheets,” where the sole trade was reported on April 9, 2010.  Prior to May 2009, our common stock traded on the OTCBB, where the first trade was reported in June 2008.  Until July 16, 2008, our common stock traded under the symbol “LRRI.OB.”  Following our merger with Laurier completed on June 3, 2008, our trading symbol changed to “ARNI.OB” on July 17, 2008.  Set forth below are the high and low sales prices for our common stock during each quarter within the last two fiscal years, as reported by the Pink Sheets or the OTCBB, as applicable. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Quarter Ended	High	Low
March 31, 2009	$1.90	$1.90
June 30, 2009	$1.50	$1.00
September 30, 2009	$-	$-
December 31, 2009	$-	$-
March 31, 2010	$-	$-
June 30, 2010	$0.51	$0.51
September 30, 2010	$-	$-
December 31, 2010	$-	$-

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of December 31, 2010, we had approximately 275 holders of record of common stock, not including those held in “street name.”

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

The following discussion and plan of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report, our  actual results may differ materially from those anticipated in these forward-looking statements.

Company Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. We currently have the exclusive worldwide rights to commercially develop three oncology product candidates:

•
AR-12 – Our lead clinical product candidate is being developed as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.   The Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended dose, or RD, for future studies of AR-12.  We anticipate that the Escalation Phase will be completed in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the MTD or RD in multiple tumor types.  We refer to this second part of the study as the Expansion Phase. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RD in specific patient populations.  We anticipate that most subgroups of the Expansion Phase will be fully enrolled within one year from the initiation of this phase.

•
AR-42 – We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML.  AR-42 is currently being studied in an investigator-initiated Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma.  We expect to identify the MTD by mid-2011.  Once the MTD is defined, the study is designed so that additional patients can be added to investigate efficacy in a particular disease and help guide future Phase II programs.  Up to an additional 10 patients may be enrolled at the MTD dose in each of multiple myeloma, CLL and lymphoma.  We expect this expansion phase will take 12 months to complete.

•
AR-67 – We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In 2008, we completed a multi-centered, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors.  AR-67 is currently being studied in a Phase II clinical trial in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We anticipate having interim data from this Phase II study by the end of 2011.  Thereafter, if the data is positive, we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study.

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, a significant amount of our development expenses have related to two of our product candidates: AR-12 and AR-67. As we proceed with the clinical development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, costs related to obtaining and maintaining our product license agreements, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates.  We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, personnel recruiting fees, accounting, legal and other professional fees, business development expenses, rent, business insurance and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock options and warrants. We expense the fair value of stock options and warrants over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2010 and 2009 were approximately $0.9 million and $1.5 million, respectively.  The decrease of approximately $0.6 million over 2009 is primarily due to a reduction in employee compensation costs as a result of the Company having no full-time CEO and CFO for a majority of 2010 resulting in a decrease of approximately $0.6 million.  These reductions in 2010 over 2009 were partially offset by increased consulting fees for outsourced managerial and financial services required in the absence of the CEO and CFO, which were approximately $0.1 million. Additionally, there was a decrease of approximately $0.1 million due to decreased occupancy costs in 2010 compared to 2009 due to the 2009 lease termination fees and several months of overlapping rents on two office spaces.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2010 and 2009 were approximately $4.1 million and $5.4 million, respectively.  The decrease of approximately $1.3 million over 2009 was primarily due to a decrease of approximately $0.6 million in costs relating to our AR-67 program, resulting from an approximately $0.3 million decrease in contractual costs relating to the AR-67 License Agreement and approximately $0.2 million in clinical trial costs related to the Phase II MDS trial. In addition, costs relating to our AR-42 program decreased by approximately $0.5 million over 2009 primarily due to a decrease of approximately $0.4 million in preclinical and regulatory activities.  Our AR-12 program had approximately the same expense in 2010 as in 2009, but there was an increase of approximately $0.7 million for manufacturing activities offset by an approximately $0.7 million decrease in preclinical and contractual expenses related to our Phase I/IIa clinical study.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2010 and 2009, as well as the cumulative amounts since we began development of each product candidate through December 31, 2010. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Years Ended December 31,		Cumulative
			amounts during
	2010	2009	development
AR-12	$2,037,367	$1,999,469	$6,982,511
AR-67	484,279	1,075,141	7,110,997
AR-42	74,653	541,066	2,995,835
Unallocated R&D	1,543,255	1,828,526	5,527,899
Total	$4,139,554	$5,444,202	$22,617,242

AR-12. Our lead clinical product candidate is being developed as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended dose, or RD, for future studies of AR-12.  We anticipate that the Escalation Phase will be completed in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the MTD or RD in multiple tumor types.  We refer to this second part of the study as the Expansion Phase. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RD in specific patient populations.  We anticipate that most subgroups of the Expansion Phase will be fully enrolled within one year from the initiation of this phase.  Based on our current development plans for AR-12, we anticipate spending approximately $2.4 million on external development costs during the fiscal year 2011.

AR-42. We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins.  AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.  Based on our current development plans for AR-42, we anticipate spending approximately $1.2 million on external development costs during the fiscal year 2011.

AR-67. We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In late 2008, we completed a multi-centered, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors.  AR-67 is currently being studied in a Phase II clinical study in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We anticipate having interim Phase II data from this study by the end of 2011, at which point we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study. If the data permits and we elect to initiate a larger new trial, we may spend significant additional amounts to conduct such a study.   Based on our current development plans for AR-67, we anticipate spending approximately $0.8 million on external development costs during the fiscal year 2011.

Our expenditures on current and future clinical development programs are expected to be substantial, particularly in relation to our available capital resources, and to increase.  However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs and timing of manufacturing our drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

Interest Income. Interest income for the years ended December 31, 2010 and 2009 was $19,339 and $28,145. The decrease in interest income over 2009 is due to lower interest rates earned on cash in bank accounts and lower average cash balances levels.

Other Income (Expense).  For the year ended December 31, 2010, we realized other income of approximately $1.0 million which consisted primarily of the approximately $0.7 million in funding received under the IRS Qualifying Therapeutic Discovery Project for our product candidates and proceeds from our sale of approximately $4.0 million of New Jersey net operating losses pursuant to our participation in the New Jersey Tax Benefit Transfer Program.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows.  The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2010	2009
Cash and cash equivalents	$13,528	$3,087
Working capital	$11,782	$1,490
Stockholders' equity	$8,436	$1,576

	Year Ended December 31,		Period from August 1, 2005 (inception) to December 31,
Cash flow data	2010	2009	2010
Cash provided by (used in):
Operating activities	$(3,533)	$(7,310)	$(21,903)
Investing activities	-	-	(162)
Financing activities	13,974	3	35,594
Net increase (decrease) in cash and cash equivalents	$10,441	$(7,307)	$13,529

Our total cash resources as of December 31, 2010 were approximately $13.5 million compared to approximately $3.1 million as of December 31, 2009.  As of December 31, 2010, we had approximately $5.4 million in liabilities (of which approximately $3.4 million represented a non-cash warrant liability), and approximately $11.8 million in net working capital.  Since August 1, 2005 (inception) through December 31, 2010, we have incurred an aggregate net loss of approximately $27.6 million, while negative cash flow from operating activities has amounted to approximately $21.9 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through December 31, 2010, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2010, we believe that we have sufficient capital to fund our operations through the second quarter of 2012. However, based on the various options for future clinical studies of AR-12 and AR-42 and pending results of our Phase II clinical trial of AR-67, our projected cash needs are difficult to predict. In addition, there are other factor which may also cause our actual cash requirements to vary materially, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the costs of hiring additional full-time personnel;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of manufacturing our drug candidates;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements; and

•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and the cost and timing of regulatory approvals.

  We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

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

The continuation of our business beyond the second quarter of 2012 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis, including research and development and clinical trial accruals, stock-based compensation, and warrant liability. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Research and Development Expenses and Accruals

R&D expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, costs relating to obtaining and maintaining our product license agreements, legal expenses resulting from intellectual property prosecution, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates.  Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

Our cost accruals for clinical trials and other R&D activities are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations, or CROs, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CROs and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CROs and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in R&D expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. All estimates may differ significantly from the actual amount subsequently invoiced, which may occur several months after the related services were performed.

In the normal course of business we contract with third parties to perform various R&D activities in the on-going development of our product candidates. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials and other R&D activities are recognized based on our estimate of the degree of completion of the event or events specified in the specific contract.

No adjustments for material changes in estimates have been recognized in any period presented.

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We have issued stock options to employees, directors, consultants and Scientific Advisory Board members under our Amended and Restated 2005 Stock Option Plan.

We expense the fair value of employee stock-based compensation over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.

Stock options or other equity instruments to non-employees (including consultants and all members of our Scientific Advisory Board) issued as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

During the period in which our common stock was publicly traded (October 3, 2008 through May 5, 2009), our management used the following assumptions: On the option grant date, the current available quoted market price for determining the fair value of our common stock, an expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

Subsequent to the deregistration of our common stock in May 2009, for all options granted in 2009, management estimated the fair value of our common stock to be $1.00 based on the following factors. The stock was publicly trading at $1.00 per share prior to being deregistered. Subsequent to the deregistration, we did not experience any significant events including clinical trial results, new product acquisitions or discoveries which management believes would influence a material change in share price following the deregistration. In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

In conjunction with the September 2010 financing, our management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, relied in part upon a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2010. In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

We have minimal historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2010, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Arno have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	61	Chairman of the Board
Glenn Mattes	55	President, Chief Executive Officer and Director
David M. Tanen	39	Secretary and Director
J. Chris Houchins	47	Chief Operating Officer
Scott L. Navins	39	Treasurer
Stefan Proniuk, Ph.D.	40	Senior Director of Product Development
William F. Hamilton, Ph.D.	72	Director
Tomer Kariv	50	Director
Yacov Reizman	59	Director
Steven B. Ruchefsky	49	Director

 Arie S. Belldegrun, M.D., FACS has served as the chairman of Arno’s board of directors since March 2008. He is currently the Chairman of Two River Group Management, LLC, the managing member of Two River Group Holdings, LLC, and the chairman of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Arno. See “Certain Relationships and Related Party Transactions.” Dr. Belldegrun is Professor and Chief of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, where he holds the Carol and Roy Doumani Chair in Urologic Oncology. He received his medical degree at the Hebrew University Hadassah Medical School, and conducted his post-doctoral studies at the Weizmann Institute of Science in Israel.   He completed his Urologic Surgery residency at Harvard Medical School in 1985 and his Surgical Oncology fellowship at the National Cancer Institute/National Institute of Health in 1988. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons. Dr. Belldegrun is also the founder and founding chairman of Agensys Inc., a privately held biotechnology company developing fully human antibody cancer therapeutics based on novel and clinically relevant targets. In December 2007, Agensys was acquired by Astellas Pharma, Inc. in a deal valued at $537 million. Dr. Belldegrun served as Vice-Chairman of the Board of Directors and Chairman of the Scientific Advisory Board of Cougar Biotechnology, an oncology-focused biopharmaceutical company, until its sale to Johnson & Johnson in July 2009.  Since October 2009, Dr. Belldegrun has served as a director of Nile Therapeutics, Inc., a publicly-held company focused on the development of biopharmaceutical products for the treatment of cardiovascular diseases. Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and is a reviewer for many medical journals and granting organizations. He served as Chairman of the Molecular and Biological Technology Committee of the American Urological Association and member of its Technology Assessment Council, as a member of the Governor’s council on Bioscience for the State of California, and as a biotechnology group leader and member of The Los Angeles Economy and Jobs Committee established in October 2006 by Mayor Antonio Villaraigosa. He is the author of several books on prostate and kidney cancers, holds several biopharmaceutical patents, and has written over 400 scientific publications with an emphasis on urologic oncology.

Glenn Mattes was appointed to serve as Arno’s President, Chief Executive Officer, and director in April 2011.  He has over 25 years of commercialization and general management experience across a wide range of businesses.  Since 2002, Mr. Mattes had served as the President of Tibotec Therapeutics, a Johnson & Johnson operating company focused on oncology and virology therapeutics, where he led the organization responsible for the development, marketing and sales of novel antiretroviral compounds in North America.  Under Mr. Mattes’ leadership, Tibotec successfully launched the first two Johnson & Johnson products in the United States’ HIV/AIDS market.  In 2008, Mr. Mattes was appointed to the President’s Advisory Council on HIV/AIDS (PACHA) by the U.S. Secretary of Health and Human Services to counsel White House administrations on both domestic and global health and treatment issues.  Prior to running Tibotec, Mr. Mattes served as the Vice President of Worldwide Commercial Operations at Centocor, where he played a critical role in defining Centocor’s overall business direction, as well as developing and implementing the organization’s sales and marketing strategy leading to the introduction of Remicade®.  Prior to joining Centocor, Mr. Mattes gained a wealth of pharmaceutical experience at Rhone Poulenc Rorer (RPR) (now Aventis), where he held positions of increasing responsibility, including President of RPR Canada, and Vice President of Advanced Therapeutics and Oncology, North America, where he was responsible for the successful launch of both Taxotere® and Lovenox®.

David M. Tanen co-founded Arno and has been a director and its secretary since its inception and also served as Arno’s President from June 2009 until April 2011.  In September 2004, Mr. Tanen co-founded Two River Group Holdings, LLC, a venture capital firm that specializes in the creation of new companies that acquire rights to commercially develop biotechnology products, and currently serves as Vice President and Director of Two River’s managing member, Two River Group Management, LLC. Mr. Tanen also serves as an Officer and Director of Riverbank Capital Securities, Inc., a broker dealer registered with FINRA (“Riverbank”), which provided placement agent services for Arno.  Mr. Tanen also serves as an officer of the managing member of Two River Consulting, LLC, which provides management, operational and other services for Arno.  See “Certain Relationships and Related Party Transactions.” Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen was a Director of Paramount BioCapital Investments, LLC, a biotechnology focused venture capital company. Mr. Tanen also served as a member of the General Partner of the Orion Biomedical Fund, LP.  Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

J. Chris Houchins has been employed by Arno since September 2007 and has over 20 years of clinical operations, drug development and regulatory experience focusing in oncology.  From 2004 to 2006, Mr. Houchins was the Director of Specialty Care - Clinical Project Management at Schering-Plough, where he was involved with the FDA and European submissions and approvals of Temozolomide, the standard of care for patients with GBM.  From 1999 to 2004, Mr. Houchins was on the Searle Celebrex Oncology Team that received FDA approval for familial adenomatous polyposis (“FAP”) and sporadicadenomatous polyposis (“SAP”), two new indications in oncology. After the merger of Searle and Pharmacia & Upjohn, he oversaw the development and clinical operations for the Global Celebrex Oncology Program that grew to over 300 clinical and preclinical trials world-wide within two years.  When Pfizer, Inc acquired Pharmacia Corp., Mr. Houchins was selected as Director – Team Leader of Oncology Clinical Operations overseeing all eight oncology compounds (Camptosar®, Aromasin®, Ellence®, Celebrex®, Emcyt®, Zavedos®, Trelstar® and Zinecard®) encompassing over 500 clinical and preclinical studies.  In addition, he was appointed to the Pfizer Global Oncology Advisory Board.  Mr. Houchins also has six years of experience as a Clinical Research Manager at The RUSH Cancer Institute in Chicago where he managed clinical trials across all tumor types including Ovarian Cancer using topotecan.  He is certified by examination through SoCRA and ACRP as a Certified Clinical Research Associate, Coordinator and Professional and holds a BS in Economics from Northern Illinois University.

Stefan Proniuk, Ph.D., M.B.A. has over 12 years of experience in formulation and product development. Prior to joining Arno, he was the Sr. Manager of Pharmaceutical Technologies at Neurocrine Biosciences (2002-2008) where he was responsible for overseeing development programs from Phase I to III.  His group was also responsible for the preformulation of NCEs.  Prior to his work at Neurocrine, Dr. Proniuk worked as a scientist at Cima Labs (2001-2002) on the development and scale-up of fast dissolving tablet formulations (OraSolv®, DuraSolv®).  Throughout his career he has worked on 2 NDAs, 8 INDs, 1 IMPD, 1 CTA, and 3 marketed products. Dr. Proniuk holds a Ph.D. degree in Pharmaceutical Sciences from the University of Arizona, a MBA with emphasis in Entrepreneurship from San Diego State University and a Diplom (FH) in Chemical Engineering from the Polytechnical University Isny in Germany.  He is also certified in Intellectual Property Law from the University of California San Diego.

William F. Hamilton, Ph.D. was appointed to Arno’s board of directors in October 2008.  Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. Dr. Hamilton serves on the board of directors of Yaupon Therapeutics, Inc., a privately-held specialty pharmaceutical company that develops small molecule pharmaceuticals licensed from academic laboratories. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his MBA from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics.

Tomer Kariv is the co-founder and Chief Executive Officer of Pontifax, a group of Israeli based life sciences venture funds focusing on investments in development stage bio-pharmaceutical and med-tech technologies.  Mr. Kariv serves as an active board member of many of the funds' portfolio companies, assuming a special responsibility for strategic planning.  Among others, Mr. Kariv serves as the Chairman of Check-Cap Ltd and is a board member of Macrocure Ltd and Aposense Ltd.  During the 10 years prior to establishing Pontifax, Mr. Kariv played a key role in investing, managing and nurturing technology driven companies and startups and has held senior management positions at top Israeli financial institutions. Mr. Kariv practiced law with Sullivan & Cromwell, a leading corporate law firm in New York, and holds a B.A. in Economics from Harvard University and a J.D. from Harvard Law School

Yacov Reizman has been the Chairman and Chief Executive Officer of FCC Ltd., a private investment company that he founded in 1987. Over the past decade FCC has invested directly in over 50 publicly traded and privately held companies in a diverse range of industries including: infrastructure; shipping; healthcare; and financial services.  FCC also specializes in corporate finance and structured investments. Mr. Reizman was also co-founder and co-CEO of Azimuth Ltd., which traded on the TASE.  Previously Mr. Reizman served in the Israeli Air Force (IAF) as a fighter pilot (Major) and led large-scale high-tech projects for the IAF, including joint projects with Israeli and U.S. defense industries. Mr. Reizman holds a B.A. in economics and in psychology from Tel Aviv University.

Steven Ruchefsky is President of Commercial Street Capital LLC, a private investment company and significant stockholder in Arno. For the last decade, Mr. Ruchefsky has been working as an investment manager for the founder and CEO of a multi-billion dollar hedge fund. Mr. Ruchefsky began his career at a prominent New York City law firm where he became a partner, member of management and chair of a specialized litigation group. Upon leaving his law firm and prior to his current employment, Mr. Ruchefsky was a principal of an early stage venture capital operation. Mr. Ruchefsky currently sits on the boards of several public and private companies, including National Investment Managers Inc. (NIVM:OB); Evogene (TASE:EVGN); and Itamar Medical (TASE: ITMR). Mr. Ruchefsky is a graduate of The George Washington University Law School.

Scott L. Navins has served as Arno’s Treasurer since its inception, and has been responsible for all of our accounting and financial reporting services since the departure of our former Chief Financial Officer in February 2010.  He is also the Vice President of Finance at Two River Group Holdings, LLC and Two River Consulting, LLC, where he is responsible for all accounting, finance and control activities. Mr. Navins joined Two River in 2005. Prior to joining Two River, from 2004 to 2005 Mr. Navins was the Senior Controller at Westbrook Partners, where he managed the accounting for a $560 million real estate private equity fund, including financial and partner reporting, tax coordination, maintaining internal controls and overseeing a $300 million credit facility, among other things. Before that, from 2002 to 2004 Mr. Navins was a Senior Manager at Morgan Stanley, where he managed the accounting for a $2.4 billion real estate private equity fund. Prior to that Mr. Navins was an Associate in the Finance Group at BlackRock, Inc. and the controller for a high-tech venture capital fund.  Mr. Navins also serves as the Financial and Operations Principal of Riverbank Capital Securities (member FINRA/SIPC) and has served as Treasurer of Nile Therapeutics, Inc., a publicly-held biopharmaceutical company, since 2005.  Mr. Navins graduated with honors from The George Washington University in 1993, where he earned a Bachelor of Accountancy degree.  Mr. Navins passed the Uniform Certified Public Accounting examination in 1993.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Reizman, Ruchefsky and Tanen have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharma and life science companies.  Each of Drs. Belldegrun and Hamilton and Mr. Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise.  Mr. Mattes’s extensive commercialization and general management experience and his current position as our President and Chief Executive Officer allow him to provide a unique insight into our development and growth.  As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and persons who are the beneficial owners of more than 10% of our common stock are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we do not have a class of securities registered under Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all officers, directors and employees of our company.  A copy of our Code of Ethics and Business Conduct is available on our Investor Relations page of our company’s website at www.arnothera.com.  If we make any substantive amendments to the Code of Ethics and Business Conduct or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee

The current members of our Audit Committee are Dr. Hamilton (Chair) and Mr. Ruchefsky.  Our Board of Directors has determined that Dr. Hamilton qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that Dr. Hamilton is “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all of the compensation for the 2009 and 2010 fiscal years awarded to, earned by or paid to (i) the individual serving as our principal executive officer during the fiscal year ended December 31, 2010; and (ii) one other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2010 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
David M. Tanen (2)	2010	$–	$–	$–	$–	$–
Former President	2009	$–	$–	$–	$–	$–
J. Chris Houchins	2010	$209,756	$102,422	$–	$–	$312,178
Chief Operating Officer	2009	$207,573	$51,875	$182,300	$–	$441,748

(1)
Amounts reflect the grant date fair value of awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

(2)
Mr. Tanen served as Arno’s President from June 8, 2009 until the appointment of Glenn Mattes as President and Chief Executive Officer on April 25, 2011. Mr. Tanen, who also serves as a director, did not receive compensation for his service as President.  However, Two River Consulting, LLC did receive compensation for Mr. Tanen’s services as President of Arno.  See “Certain Relationships and Related Transactions, and Director Independence.”  Mr. Tanen also receives compensation for his service as a director in accordance with the terms of our non-employee director compensation plan.  See “—Director Compensation.”

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Glenn Mattes
President and Chief Executive Officer

Mr. Mattes’s employment with us is governed by an employment agreement dated April 25, 2011.  The agreement provides for a three-year term expiring on April 25, 2014, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal.  Pursuant to the employment agreement, Mr. Mattes will receive an initial annualized base salary of $100,000 for a period of one year, after which his base salary will be increased to $350,000 per year, subject to further increases on an annual basis in accordance with the consumer price index plus 1%.  The agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Mr. Mattes will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary; provided, however, that Mr. Mattes will be eligible to receive a performance bonus of up to $175,000 during the first year of the term.  In the event of a “Change of Control” (as defined in the Company’s 2005 Stock Option Plan), Mr. Mattes shall receive a cash bonus in an amount equal to the greater of (a) $100,000, and (b) 0.15% of the amount by which the aggregate consideration to be received by Arno and/or our stockholders in connection with such Change of Control exceeds $100,000,000.

Pursuant to the employment agreement, on the date of the agreement, Mr. Mattes was granted 10-year options to purchase a total of 2,354,379 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 60% of such shares are designated as  “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, in three equal annual installments, subject to the successful achievement of specific performance objectives to be established by the Board.   In addition, Mr. Mattes was granted 250,000 shares of our common stock (the “Restricted Shares”) on the date of the employment agreement.   The Restricted Shares shall vest in 12 equal monthly installments beginning on May 25, 2011.

The employment agreement provides that if Arno terminates Mr. Mattes without “Cause,” or if he resigns for “Good Reason” (each as defined in the agreement), then he shall be entitled to: (i) any earned but unpaid performance bonus; (ii) continued payment of his then current annualized base salary for a period of 12 months; (iii) an acceleration in the vesting of the Employment Options and Restricted Shares such that all unvested Employment Options and Restricted Shares shall be deemed vested as if Mr. Mattes had remained continuously employed with Arno for one year following his termination date; and (iv) the vesting of all earned but unvested Performance Options.  In addition to the foregoing, in the event that Mr. Mattes’s employment is terminated in connection with a Change in Control, then Mr. Mattes shall also be entitled to the immediate vesting of all unvested Employment Options, Performance Options, and Restricted Shares.

J. Chris Houchins
Chief Operating Officer

Mr. Houchins’ employment with us is governed by a letter agreement dated September 12, 2007, as amended on August 26, 2010.   The letter agreement provides for Mr. Houchins’ employment as our Senior Vice President of Clinical Operations on an at-will basis.  Under the letter agreement, Mr. Houchins is entitled to an annual base salary of $207,500, which base salary was subsequently increased to $225,000 on November 16, 2010.  In addition, Mr. Houchins is eligible to receive an annual performance bonus of up to 25% of his base salary upon the successful completion of annual corporate and individual milestones.  The letter agreement also provides for the awarding of certain stock options to Mr. Houchins, referred to as Employment Options.  On September 17, 2007, Mr. Houchins was granted ten-year Employment Options to purchase 99,689 shares of our common stock at an exercise price of $1.00, with one-quarter vesting after one year and the remainder vesting in 36 equal monthly installments thereafter.  On September 29, 2009, Mr. Houchins was granted ten-year Employment Options to purchase 200,000 shares of our common stock at an exercise price of $1.00, which vest in three equal annual installments commencing on the first anniversary of the grant date.  Mr. Houchins is also entitled to participate in Arno’s employee benefits plans, and to receive other customary benefits. In November 2010, Mr. Houchins was appointed as our Chief Operating Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2010:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Tanen	6,666	3,334	1.00	9/29/19	(1)
	–	10,000	1.00	11/5/20	(2)

Mr. Houchins	83,074	16,615	2.00	9/17/17	(3)
	66,667	133,333	1.00	9/29/19	(4)

(1)
Option granted on September 29, 2009, as compensation for Mr. Tanen’s services as a director prior to his appointment as our President.  The option vests in three equal installments on each anniversary of the date of grant.

(2)	Option granted November 5, 2010 and vests in three equal annual installments commencing on the first anniversary of the grant date.
(3)
Option granted September 17, 2007 relating to an aggregate of 99,688 shares, of which 25% vested on the first anniversary of the grant date and the remainder vests in 36 equal monthly installments thereafter.

(4)	Option granted September 29, 2009 and vests in three equal annual installments commencing on the first anniversary of the grant date.

Director Compensation

Pursuant to the non-employee director compensation plan adopted by our Board of Directors, our non-employee directors are entitled to receive the following in consideration for their service on the Board: (1) an annual retainer of $25,000; (2) a stock option grant relating to 30,000 shares of the Company’s common stock upon their initial appointment or election to the Board; and (3) an annual stock option grant relating to 10,000 shares of the Company’s common stock.  In addition, any non-employee director designated as chairman of the Board is entitled to an annual retainer of $10,000, the chair of the Board’s audit committee is entitled to an additional annual retainer of $8,000, and the chairs of the Board’s compensation and nominating & corporate governance committees are entitled to annual retainers of $4,000.  Stock options awarded to our non-employee directors have a 10-year term, vest in three equal annual installments commencing on the first anniversary of the grant date, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date.

The following table sets forth the compensation paid to our directors for their service in 2010.

Name	Fees earned or paid in cash	Option Awards (1)		Total
Arie S. Belldegrun, M.D.	$43,000	$106,300	(2)	$149,300
Robert I. Falk (3)	$21,750	$3,400	(4)	$25,150
William F. Hamilton, Ph.D.	$33,000	$3,300		$36,300
Tomer Kariv	$6,250	$9,900		$16,150
Peter M. Kash (5)	$25,000	$3,300		$28,300
Joshua A. Kazam (3)	$18,750	$–		$18,750
Yacov Reizman	$6,250	$9,900		$16,150
Steven B. Ruchefsky	$6,250	$9,900		$16,150
David M. Tanen	$25,000	$3,300		$28,300

(1)
Amounts reflect the grant date fair value of awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

(2)
In addition to the compensation paid to Dr. Belldegrun pursuant to our non-employee director compensation plan for his service in 2010, on September 9, 2010, Dr. Belldegrun was granted a fully vested, ten-year stock option to purchase 300,000 shares of our common stock at an exercise price of $1.00.

(3)	Messrs. Falk and Kazam resigned as directors in September 2010 upon the completion of our private placement of Series A Preferred Stock.

(4)	On September 9, 2010, Mr. Falk was granted a fully vested, ten-year stock option to purchase 10,000 shares of our common stock at an exercise price of $1.00.

(5)	Mr. Kash resigned as a director in April 2011 upon the appointment of Mr. Mattes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of April 29, 2011 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.   Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.  Except as otherwise indicated, the address of each of our executive officers and directors identified below is 4 Campus Drive, 2nd Floor, Parsippany, New Jersey 07054.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	1,353,358	3.7
Glenn Mattes	250,000	*
David M. Tanen (3)	1,618,782	4.5
J. Chris Houchins (4)	149,741	*
William F. Hamilton, Ph.D. (5)	29,938	*
Tomer Kariv (6)	4,562,875	12.1
Yacov Reizman (7)	762,587	2.1
Steven B. Ruchefsky (8)	3,371,109	9.0
All current executive officers and directors as a group (9 persons)	12,347,922	30.5

Pontifax Ltd. (6)	4,562,875	12.1

UTA Capital LLC (9)	3,041,917	8.2
100 Executive Drive, Ste. 330
West Orange, NJ 07052

Commercial Street Capital, LLC (8)	3,371,109	9.0
800 Westchester Ave.
Rye Brook, NY 10573

Clal Insurance Co. Ltd. (10)	3,127,781	8.5
48 Menachem Begin St.
Tel-Aviv 66180, Israel

Wexford Capital LP (11)	3,891,777	10.5
411 West Putnam Ave.
Greenwich, CT 06830

Peter M. Kash (12)	2,037,272	5.6
689 Fifth Ave., 12th Floor
New York, NY 10022

* represents less than 1%.

(1)
Based upon 36,255,098 issued and outstanding shares of our common stock as of April 29, 2011.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right.  The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)
Beneficial ownership includes (i) 442,155 shares held in a trust of which Dr. Belldegrun is a beneficiary, including 125,000 shares issuable upon the exercise of warrants; (ii) 190,119 shares held in a family trust for which Dr. Belldegrun is a co-trustee, including 62,500 shares issuable upon the exercise of warrants; (iii) 190,119 shares held in a family limited partnership of which Dr. Belldegrun is a partner; and (iv) 506,043 shares issuable upon exercise of stock options.

(3)	Beneficial ownership includes 149,532 shares held by Mr. Tanen’s minor children and 95,554 shares issuable upon the exercise of options and warrants held by Mr. Tanen.

(4)	Represents shares issuable upon the exercise of stock options.

(5)	Includes 20,000 shares issuable upon the exercise of stock options.

(6)	Represents shares held by affiliates of Pontifax Ltd., of which Mr. Kariv is chief executive officer, including 1,500,000 shares issuable upon the exercise of warrants.

(7)	Represents shares held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer, including 456,300 shares issuable upon the exercise of warrants.

(8)
Beneficial ownership includes (i) 25,000 shares issuable upon the exercise of warrants held by Mr. Ruchefsky; and (ii) 3,346,109 shares held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president, including 1,100,000 shares issuable upon the exercise of warrants.

(9)	Includes 1,000,000 shares issuable upon the exercise of warrants.

(10)	Includes 550,000 shares issuable upon the exercise of warrants.

(11)
Beneficial ownership includes (i) 527,613 shares of our common stock held by Kappa Investors, LLC (“Kappa”), including 108,737 shares issuable upon the exercise of warrants; and (ii) 3,364,164 shares of our common stock held by Wexford Spectrum Investors LLC, a Delaware limited liability company ("Wexford Spectrum"), including 535,995 shares issuable upon the exercise of warrants.  Wexford Capital LP, a Delaware partnership (“Wexford Capital”), is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Kappa and Wexford Spectrum.  Wexford GP LLC (“Wexford GP”) is the general partner of Wexford Capital. Mr. Charles E. Davidson and Mr. Joseph M. Jacobs are each managing and controlling members  of Wexford GP.

(12)	Beneficial ownership includes 358,876 shares held by Mr. Kash’s minor children and 248,672 shares issuable upon the exercise of stock options and warrants held by Mr. Kash.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our Amended and Restated 2005 Stock Option Plan, which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2010 with respect to our Amended and Restated 2005 Stock Option Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	1,893,303	$1.36	1,077,352

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,893,303	$1.36	1,077,352

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Dr. Belldegrun and Mr. Tanen, each a current director and substantial stockholder of Arno, and Mr. Kazam, a director until September 2010 and substantial stockholder of Arno, control Two River Consulting, LLC, or TRC.  Certain employees of TRC, including Mr. Tanen, our former President, Mr. Kazam, and Mr. Scott L. Navins, our Treasurer, perform substantial services for us, including without limitation operational, managerial, financial, clinical and regulatory activities for which we have historically paid TRC a monthly consulting fee of $55,000 pursuant to a services agreement.  While the term of the services agreement expired on April 1, 2011, we continue to utilize the services of TRC on an as needed basis.  Other than the payments to TRC, we do not pay any salary or other compensation to Messrs. Tanen, Kazam and Navins for their services to us.

Mr. Kazam, Mr. Tanen and Mr. Peter M. Kash, a director of Arno until April 2011, are also principals of Riverbank Capital Securities, Inc., a FINRA member broker dealer that acted as our placement agent in connection with our September 2010 and June 2008 private placements.   Additionally, Mr. Navins, our Treasurer, is also the Financial and Operations Principal of Riverbank. In consideration for its services in connection with the September 2010 private placement, we paid Riverbank a placement fee of approximately $789,880 and issued to designees of Riverbank five-year warrants to purchase an aggregate of 664,880 shares of Series A Preferred Stock at an initial exercise price of $1.10 per share.  Riverbank did not receive any selling commission for its services in connection with the June 2008 private placement, but received a non-accountable expense allowance of $100,000.

Pursuant to a Consulting Agreement entered into between Arno and Fountainhead Capital Management Limited, we paid a $500,000 consulting fee to Fountainhead Capital upon completion of the merger with Laurier.  Fountainhead Capital Management was a significant stockholder of Laurier at the time of the merger.

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Kariv, Reizman, Ruchefsky and Dr. Hamilton are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market. Messrs. Mattes, Tanen and Dr. Belldegrun are not independent, as defined by applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2010 and 2009:

Fee Category	2010 Fees	2009 Fees
Audit Fees	$93,000	$30,000
Audit-Related Fees (1)	9,431	-
Tax Fees (2)	10,605	6,000
All Other Fees (3)	-	-

Total Fees	$113,036	$36,000

(1)
Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2011 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2010 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2008).

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

3.1
Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).

3.3
Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).

4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).

4.3
Form of Class A Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.4
Form of Class B Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.5
Form of Placement Agent Warrant issued in September 2010 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.1	Employment Agreement dated June 1, 2007 between Arno Therapeutics, Inc. and Scott Z. Fields, M.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 9, 2008).*

10.2	Letter agreement dated September 12, 2007 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 9, 2008).*

10.3	Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 9, 2008).*

10.4	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*

10.5	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+

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

10.9
Employment Agreement dated June 9, 2008 between Arno Therapeutics, Inc. and Brian Lenz, as amended on July 9, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2008).*

10.10
Employment Agreement by and between Arno Therapeutics, Inc. and Dr. Roger Berlin, dated September 3, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 3, 2008).*

10.11
Services Agreement dated June 1, 2009, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.12
Lease Agreement by and between Arno Therapeutics, Inc. and Maple 4 Campus L.L.C., dated October 17, 2008 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2008).

10.13
Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.14
First Amendment to Services Agreement dated September 9, 2010, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.15
Letter Agreement dated February 18, 2010 between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).

10.16
Letter agreement dated August 26, 2010 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).*

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

ARNO THERAPEUTICS, INC.

By:	/s/ Glenn Mattes
Glenn Mattes President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Glenn Mattes and Scott L. Navins, and each of them, his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Mattes	President, Chief Executive Officer, and Director	May 9, 2011
Glenn Mattes	(Principal Executive Officer)

/s/ Scott L. Navins	Treasurer	May 9, 2011
Scott L. Navins	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	May 9, 2011
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	May 9, 2011
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	May 9, 2011
Tomer Kariv

/s/ Yacov Reizman	Director	May 9, 2011
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	May 9, 2011
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	May 9, 2011
David M. Tanen

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Arno Therapeutics, Inc.
Parsippany, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arno Therapeutics, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
May 9, 2011

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$13,528,444	$3,087,299
Prepaid expenses	247,500	110,589

Total current assets	13,775,944	3,197,888

Property and equipment, net	30,013	41,567
Restricted cash	44,018	44,018

Total assets	$13,849,975	$3,283,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$554,362	$1,003,030
Accrued expenses and other current liabilities	1,354,967	556,204
Due to related party	69,298	132,418
Deferred rent	14,748	16,070

Total current liabilities	1,993,375	1,707,722

Warrant liability	3,420,780	-

Total liabilities	5,414,155	1,707,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
15,274,000 and 0 shares issued and outstanding	1,527	-
Common stock, $0.0001 par value, 80,000,000 shares authorized,
20,412,024 shares issued and outstanding	2,041	2,041
Additional paid-in capital	36,036,139	25,154,571
Deficit accumulated during the development stage	(27,603,887)	(23,580,861)

Total stockholders' equity	8,435,820	1,575,751

Total liabilities and stockholders' equity	$13,849,975	$3,283,473

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2010	2009	through December 31, 2010

Operating expenses:
Research and development	$4,139,554	$5,444,202	$22,617,242
General and administrative	886,591	1,520,648	5,087,826

Total operating expenses	5,026,145	6,964,850	27,705,068

Loss from operations	(5,026,145)	(6,964,850)	(27,705,068)

Other income (expense):
Interest income	19,339	28,145	377,500
Interest expense	-	-	(1,260,099)
Other income	983,780	-	983,780

Total other income (expense)	1,003,119	28,145	101,181

Net loss	$(4,023,026)	$(6,936,705)	$(27,603,887)

Preferred stock dividends	$237,423	$-

Net loss available to common stockholders	$(4,260,449)	$(6,936,705)

Net loss per share - basic and diluted	$(0.21)	$(0.34)

Weighted-average shares outstanding -basic and diluted	20,412,024	20,399,092

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Period from August 1, 2005 (inception) through December 31, 2010

	PREFERRED STOCK		COMMON STOCK			DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008	-	-	-	-	-	(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009	-	-	-	-	-	(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	$1,527	20,412,024	$2,041	$36,036,139	$(27,603,887)	$8,435,820

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from
			August 1, 2005 (inception)
	2010	2009	through December 31, 2010
Cash flows from operating activities
Net loss	$(4,023,026)	$(6,936,705)	$(27,603,887)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,554	19,337	89,467
Stock-based compensation	249,286	647,448	2,125,952
Warrant liability	80,359	-	80,359
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(1,322)	(1,323)	14,748
Loss on disposal of assets	-	2,680	2,680
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses	(136,911)	204,425	(247,500)
Restricted cash	-	-	(44,018)
Security deposit	-	12,165	-
Accounts payable	(448,668)	(1,490,628)	554,362
Accrued expenses	798,763	105,491	1,354,967
Due to related party	(63,120)	126,802	69,298

Net cash used in operating activities	(3,533,085)	(7,310,308)	(21,903,138)

Cash flows from investing activities
Purchase of property and equipment	-	-	(77,160)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	-	(162,285)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	13,974,230	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	2,600	2,600

Net cash provided by financing activities	13,974,230	2,600	35,593,867

Net increase (decrease) in cash and cash equivalents	10,441,145	(7,307,708)	13,528,444
Cash and cash equivalents at beginning of period	3,087,299	10,395,007	-

Cash and cash equivalents at end of period	$13,528,444	$3,087,299	$13,528,444

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$3,340,421	$-	$3,340,421

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Years ended December 31, 2010 and 2009 and the period
from August 1, 2005 (inception) to December 31, 2010

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or “the Company”) develops innovative drug candidates for the treatment of cancer. Arno’s lead clinical drug candidate AR-12 is a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in preclinical studies to inhibit phosphoinositide dependent protein kinase-1 (“PDK-1”), a protein in the PI3K/Akt pathway, and also causes cell death through the induction of endoplasmic reticulum (“ER”) stress.  The PI3K/Akt pathway is of increasing interest in oncology, as it is believed to be involved in the survival of cancer cells and their ability to become resistant to therapy.  AR-12’s ability to both inhibit PDK-1 and cause ER stress may provide a unique therapeutic profile that helps to differentiate this molecule from other PI3K/Akt inhibitors in development.  Arno is currently enrolling patients with solid tumors or lymphomas in a Phase I clinical trial who have progressed despite treatment with other therapies.  In this study, Arno is measuring biomarkers in order to demonstrate preliminary proof-of-concept of AR-12 as a PDK-1 inhibitor in cancer patients.  The Phase I study is also designed to evaluate the safety and tolerability of the drug candidate.  The Company is currently enrolling patients with advanced or recurrent solid tumors or lymphoma in a Phase I clinical study of AR-12.

Arno’s second drug candidate, AR-67 (formerly known as DB-67), is a novel, third-generation camptothecin analogue that is currently in Phase II clinical development. Camptothecins treat cancer by disrupting cell division through the inhibition of topoisomerase I, a critical enzyme in DNA replication.  Through several mechanisms of action, camptothecins preferentially target cancer cells to normal tissues. Two second-generation therapies, topotecan (Hycamtin®, Glaxo-Smith-Kline) and irinotecan (also known as “CPT-11” and marketed as Camptostar® by Pfizer), are approved by the United States Food and Drug Administration (the FDA).  In clinical studies, AR-67 has demonstrated activity and an excellent safety profile as well as improved pharmacokinetic properties when compared to these approved therapies.  We believe these advantages could allow AR-67 to become a leading product in the camptothecin market.  Arno is conducting a Phase II study in patients with glioblastoma multiforme (GBM), an aggressive form of brain cancer.  Arno expects to have interim data from this study in 2011.

Arno is also developing AR-42 (formerly known as HDAC-42), an orally available, targeted broad spectrum histone deacetylase (pan-HDAC) inhibitor.  HDAC inhibitors are a growing class of compounds that target histone deactylase, a molecule involved in determining which genes are expressed in a particular cell.  This class has two approved agents, vorinostat (SAHA, or Zolinza® by Merck) and romidepsin (Istodax® by Celgene Corporation).  In preclinical studies, AR-42 has shown activity against a broad spectrum of deacetylation targets and increased potency compared to SAHA.  This combination of activity and potency could make AR-42 an important member of this emerging class of compounds.  Arno is currently enrolling patients in a Phase I study of AR-42, in collaboration with The Ohio State University.

The Company was incorporated in Delaware in March 2000, at which time its name was Laurier International, Inc. (“Laurier”).  Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation formed on August 1, 2005 (“Old Arno”), and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier.  Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger.  Further, Laurier was a non-operating shell company prior to the Merger.  The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted Old Arno’s business plan.

2. BASIS OF PRESENTATION

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2010, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $27.6 million at December 31, 2010. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2010 were approximately $13.5 million, compared to $3.1 million as of December 31, 2009. Based on its resources at December 31, 2010 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the second quarter of 2012. However, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to discover and develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations for the next 12 to 24 months, management can provide no assurances that the Company will be able to raise sufficient funds.

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

3. THE MERGER

(a) Description of the Merger and Private Placement Offering

On June 3, 2008, the Company completed the Merger.   In accordance with the terms of the Merger, each share of common stock of Old Arno that was outstanding immediately prior to the Merger was exchanged for 1.99377 shares of the Company’s common stock.  In addition, all securities convertible into or exercisable for shares of Old Arno common stock outstanding immediately prior to the Merger were cancelled, and the holders thereof received similar securities convertible into or exercisable for the purchase of an aggregate of 1,611,760 shares of the Company’s common stock. In consideration for their shares of the Company’s pre-merger common stock, the Company’s shareholders received an aggregate of 19,291,824 shares of Laurier common stock.  Immediately prior to the effective time of the Merger, 1,100,200 shares of Laurier’s common stock were issued and outstanding. Upon completion of the Merger, the Old Arno shareholders owned approximately 95% of the Company’s issued and outstanding common stock, assuming the exercise of all of the issued and outstanding common stock options and warrants.

Following the Merger, the business conducted by the Company is the business conducted by Old Arno prior to the Merger. In addition, the directors and officers of Laurier were replaced by the directors and officers of Old Arno.

As a condition and immediately prior to the closing of the Merger, on June 2, 2008, Old Arno completed a private placement of its equity securities whereby it received gross proceeds of approximately $17,732,000 through the sale of approximately 3,691,900 shares of Old Arno Common Stock to selected accredited investors, which shares were exchanged for approximately 7,360,700 shares of Company Common Stock after giving effect to the Merger. Contemporaneously with the June 2008 private placement, the 6% Notes converted into 984,246 Conversion Shares and the holders of the 6% Notes received Conversion Warrants to purchase an aggregate of 98,409 shares of Old Arno Common Stock at an exercise price equal to $4.83 per share. The Conversion Shares were exchanged for an aggregate of approximately 1,962,338 shares of our Common Stock and the Conversion Warrants were exchanged for an aggregate of approximately 196,189 five year warrants to purchase the Company’s Common Stock at an exercise price equal to $2.42 per share.

All references to share and per share amounts in these financial statements have been restated to retroactively reflect the number of common shares of Arno common stock issued pursuant to the Merger.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to ASC 805-40-25, which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old Arno is considered the acquirer in a reverse acquisition.

Laurier’s  historical accumulated deficit for periods prior to June 3, 2008, in the amount of $120,538, was eliminated against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of Laurier common stock as having been issued pursuant to the Merger on June 3, 2008. The shares of common stock of the Company issued to the Old Arno stockholders in the Merger are presented as having been outstanding since August 2005 (the month when Old Arno first sold its equity securities).

Because the Merger was accounted for as a reverse acquisition under GAAP, the financial statements for periods prior to June 3, 2008 reflect only the operations of Old Arno.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees, directors and consultants, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

(c) Restricted Cash

In October 2008, the Company entered into a non-cancelable five year office lease agreement.  In connection with the lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $44,000 (or the approximate equivalent of three months’ rent) as a security deposit with the landlord as the beneficiary in case of default or failure to comply with the lease requirements.  In order to fund the letter of credit, the Company deposited a compensating balance of approximately $44,000 into an interest bearing certificate of deposit with a financial institution which may be reduced by $11,005 after January 1, 2011 and by an additional $11,005 on January 1, 2013, provided the Company maintains certain conditions described in the lease agreement.

(d) Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development, insurance policies and license fees. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight line method.

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

(f) Fair Value of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. The provisions are to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of this standard had no significant impact on the Company’s financial statements. Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses due to related parties, and warrant liability. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

(g) Warrant Liability

The Company accounts for its warrants issued pursuant to the September 2010 Series A Convertible Preferred Stock financing in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized as a component of other income or expense.

(h) Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions and is insured to the maximum limitations. Balances in these accounts may exceed federally insured limits at times, which expose the Company to institutional risk.

(i) Research and Development

Research and development costs are charged to expense as incurred. Research and development includes employee costs, fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated executive, human resources and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

(j) Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Share-based compensation is recognized only for those awards that are ultimately expected to vest.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is periodically remeasured as the underlying options vest.  The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

(k) Loss per Common Share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive in determining the net loss available to stockholders.

	For the Year Ended December 31,
		2010			2009
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(4,023,026)			$(6,936,705)
Less: Preferred stock dividends	(237,423)			-

Basic and Diluted EPS
Loss available to common stockholders	$(4,260,449)	20,412,024	$(0.21)	$(6,936,705)	$20,399,092	$(0.34)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	December 31, 2010	December 31, 2009
Warrants to purchase common stock	9,189,182	495,252
Options to purchase common stock	1,893,303	1,913,241
Total potential dilutive securities	11,082,485	2,408,493

(l) Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(m) Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2010 and 2009 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2010 and 2009, respectively.

(n) Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its financial statements; however the Company does not believe it will have a significant impact as no revenue is contemplated in the near future.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Computer equipment and software	$8,537	$8,537
Office furniture and equipment	46,861	46,861
Leasehold improvements	7,206	7,206
Total property and equipment	62,604	62,604
Accumulated depreciation	(32,591)	(21,037)
Total property and equipment, net	$30,013	$41,567

Depreciation expense for the years ended December 31, 2010, 2009 and the period from August 1, 2005 (inception) through December 31, 2010 were $11,554, $19,337 and $44,466, respectively.

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

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $373,000.  Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67.  The Company will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application (“NDA”) by the FDA for AR-67.  The Company is also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. To the extent the Company enters into a sublicensing agreement relating to AR-67, the Company will pay Pitt a portion of all non-royalty income received from such sublicensee.  The Company does not anticipate making any milestone payments during 2011 under this license agreement.

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

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses in the aggregate amount of approximately $174,000. Additionally, the Company will be required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-12 and AR-42.  In October 2009, the Company remitted a milestone payment to Ohio State for the first patient dosed in the first Company sponsored Phase I clinical trial of AR-12.  To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, it will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.  The Company may be required to make milestone payments of up to approximately $0.9 million under these license agreements during 2011, depending on the outcome of certain ongoing development activities.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Accrued compensation and related benefits	$103,217	$74,800
Accrued research and development expense	868,000	305,404
Accrued other expense	373,750	176,000

Total accrued liabilities	$1,354,967	$556,204

8. CONVERTIBLE NOTES PAYABLE

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2010.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2010:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value December	Markets	Observable Inputs	Unobservable Inputs
	31, 2010	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$3,420,780	$-	$-	$3,420,780

Warrant Liability

The fair value of the warrant liability relating to the Class A and Class B warrants issued in conjunction with the September 2010 Series A Convertible Preferred Stock financing, was estimated by management using a third party valuation report.  The third-party estimated the value of the warrants using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error.  The changes in the fair value of the warrant liability are recorded in other income (expense) on the statement of operations.

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at December 31, 2010:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2010	$-

Purchases, sales and settlements
Warrants issued	(3,340,421)

Total gains or losses
Unrealized appreciation	(80,359)

Balance at December 31, 2010	$(3,420,780)

10. STOCKHOLDERS’ EQUITY

(a) Common Stock

In August 2005, the Company issued an aggregate of 9,968,797 shares of common stock to its founders for $5,000.

As a condition to the closing of the Merger, on June 2, 2008, the Company completed a private placement of 7,360,689 shares of its common stock (as adjusted to give effect to the Merger), resulting in gross proceeds of approximately $17,832,000.  Issuance costs related to the private placement were approximately $142,000, which were capitalized and charged to stockholders’ equity upon the closing of the private placement.  In accordance with the terms of the Notes, contemporaneously with the completion of the June 2, 2008 private placement, the outstanding principal and accrued interest of $4,278,518 under the Notes converted into an aggregate of 1,962,338 shares of common stock.  Additionally, 1,100,200 shares of common stock that were held by the original stockholders of Laurier prior to the Merger are reflected in the Company’s common stock outstanding in the accompanying financial statements as being issued on the date of the reverse merger.

(b) Preferred Stock

On August 11, 2010, the Company amended and restated its certificate of incorporation, increasing the number of shares of preferred stock authorized for issuance thereunder from 10,000,000 to 35,000,000.

On September 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement, or the Purchase Agreement, with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate of 15,274,000 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, at a per share purchase price of $1.00.  In accordance with the Purchase Agreement, the Company also issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the Class A and Class B warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the Class A and Class B warrants will be adjusted based on the lower issuance price. The sale of the shares and warrants resulted in aggregate gross proceeds of approximately $15.3 million, before expenses.

The terms, conditions, privileges, rights and preferences of the Series A Convertible Preferred Stock are described in a Certificate of Designation filed with the Secretary of State of Delaware on September 3, 2010.

Each share of Series A Preferred Stock was initially convertible at the holder’s election into one share of common stock.  Upon the effective date of the registration statement on February 9, 2011, each share of Series A Preferred Stock  automatically converted into one share of common stock. In addition, all outstanding warrants to purchase Series A Preferred Stock automatically converted into warrants to purchase common stock.

Along with the holders of common stock, the holders of Series A Preferred Stock are entitled to one vote on all matters submitted to the holders of common stock for each share of common stock into which the Series A Preferred Stock would be converted as of the record date for such vote based on the conversion ratio then in effect.  In addition, the holders of the Series A Preferred Stock are entitled to vote as a separate class with respect to any change in the rights of the Series A Preferred Stock, any amendment to the Company’s certificate of incorporation, any increase in the number of shares of Series A Preferred Stock, or the authorization, creation or issuance of any class or series of capital stock ranking senior to or of equal seniority with the Series A Preferred Stock.

The holders of Series A Preferred Stock are entitled to an annual per share cumulative dividend equal to 5% of the original issuance price of $1.00 per share, which dividends are payable upon the conversion of the Series A Preferred Stock into common stock, and which the Company may elect to pay in the form of additional shares of common stock in lieu of cash.  The holders of Series A Preferred Stock are entitled to payment of all accrued dividends prior to the payment of any dividends to the holders of common stock.  As of December 31, 2010, the amount for the preferred stock dividend is $237,423. Following payment of such accrued dividends, the holders of Series A Preferred Stock are entitled to participate with the holders of common stock in any other dividend payment on an as-converted basis.

Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Preferred Stock are entitled to be paid, prior to any payments to the holders of common stock, an amount per share equal to the sum of (i) 1.5 times the original issuance price of $1.00 per share, plus (ii) any accrued but unpaid dividends on the Series A Preferred Stock.

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 12), and I-Bankers Securities, Inc. (“IBS”), that acted as placement agents for the Company in connection with the private placement.

On February 9, 2011, the Company’s registration statement was declared effective and the 15,274,000 shares of Series A Convertible Preferred Stock converted into 15,274,000 shares of common stock.  In addition, the Company elected to pay the $319,074 in accrued dividends in shares of common stock resulting in the issuance of 319,074 shares.

(c) Warrants

In connection with the in-licensing of the Company’s product candidates AR-12 and AR-42, the Company issued 299,063 fully vested warrants to employees of Two River Group Holdings, LLC (see Note 12) and a consultant for their consultation and due diligence efforts as part of a finder’s fee arrangement.  The warrants have an exercise price of $2.42 and were valued at $480,400 based upon the Black-Scholes option-pricing model.  The assumptions used under the Black-Scholes option-pricing model included a risk free interest rate of 3.27%, volatility of 80.80% and a five year life.

In conjunction with the conversion of $4,278,518 of convertible debt (see Note 8), including accrued interest, prior to the Merger, the Company issued fully vested warrants to purchase 196,189 shares of common stock to the holders of such debt. The warrants were issued with an exercise price of $2.42 and expire in June 2, 2013. The fair value of the warrants was determined to be $348,000. None of these warrants have been exercised to date.

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, relied in part upon a third-party valuation report to determine the warrant liability to be approximately $3.4 million as of December 31, 2010.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement.  The Placement Warrants have a five-year life and were valued at $464,720 based on the Monte Carlo simulation. None of these warrants have been exercised to date.

The table below summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2010.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
01/02/2008	299,063	$2.42	$2.42	01/02/2013	-	299,063
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	1,221,920	$1.00	$1.00	03/03/2013	-	1,221,920
09/03/2010	6,415,080	$1.15	$1.15	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
	9,189,182		$1.19			9,189,182

11. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger.  After giving effect to the Merger, there are 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan.  Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of December 31, 2010, an aggregate of 1,077,352 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

A summary of the status of the options issued under the Plan as of December 31, 2010, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2010	1,057,414	1,913,241	$1.71
Options granted under the Plan	(440,000)	440,000	$1.00
Options exercised	-	-	$-
Options forfeited	459,938	(459,938)	$2.72
Balance at December 31, 2010	1,077,352	1,893,303	$1.36	$62,841

Exercisable at December 31, 2010		1,548,422	$1.42	$62,841

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model and the following assumptions for the year ended December 31, 2010 and 2009:

	2010	2009
Term	5-10 years	5-10 years
Stock price	$0.53 - $1.00	$1.00
Volatility	73-87%	135%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.0-1.6%	2.3-2.5%
Forfeiture rate	0.0%	0.0%

The Company’s management prepares the estimated fair value calculations of each option award at the time the options are granted using the Black-Scholes option pricing model.

During the period in which the Company’s stock was publicly traded (October 3, 2008 through May 5, 2009), the Company’s management used the following assumptions: On the option grant date, the current available quoted market price for determining the fair value of the Company’s stock, an expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

Subsequent to the Company’s stock being deregistered in May 2009, for all options granted in 2009, management estimated the fair value of the Company’s common stock to be $1.00 based on the following factors: The stock was publicly trading at $1.00 per share prior to being deregistered. Subsequent to the deregistration, the Company did not experience any significant events including clinical trial results, new compound acquisitions or discoveries which management believes would influence a material change in share price following the deregistration. In addition, the Company’s management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

In conjunction with the September 2010 financing, management estimated the fair value of the Company’s common stock using a Monte Carlo simulation model and, in doing so, relied in part upon a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2010, all of which occurred in the third quarter. The assumptions utilized in the Monte Carlo simulation include: the history, nature and the specific capital structure of the Company, the book value and financial condition of the Company as of each valuation date, detailed management estimates of expected future funding requirements, the market value of companies engaged in the same or similar lines of business having their common stock actively traded on an exchange or over-the-counter, market information.

In addition, the Company’s management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

The Company has limited historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures and thus 0% is used.

Stock-based compensation costs for the years ended December 31, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through December 31, 2010, are as follows:

	Year Ended December 31,
	2010	2009	Period from August 1, 2005 (inception) through December 31, 2010
General and administrative	$118,383	$247,855	$1,094,975
Research and development	130,903	399,593	1,030,977

Total	$249,286	$647,448	$2,125,952

At December 31, 2010, the total outstanding, and the total exercisable, options under the Plan were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.13	129,533	0.85	$0.13	129,533	$0.13
$1.00	1,243,442	8.17	$1.00	920,161	$1.00
$2.42	428,661	6.60	$2.42	407,061	$2.42
$3.00	91,667	3.27	$3.00	91,667	$3.00
Total	1,893,303	6.52	$1.36	1,548,422	$1.42

During the year ended December 31, 2010, the Company granted to its Board members stock options to purchase 130,000 shares of its common stock at an exercise price of $1.00.  The options vest equally over three years beginning in November 2010.  A fair value of $42,900 was assigned to the options based on the Black-Scholes option-pricing model, of which, approximately $2,400 was expensed during 2010 with the balance to be expensed over the 34 months ending October 2013 to general and administrative expenses.

During the year ended December 31, 2010 the Company granted to the Chairman of its Board stock options to purchase 300,000 shares of its common stock at an exercise price of $1.00.  The options vested immediately.  A fair value of $103,000 was assigned to the options based on the Black-Scholes option-pricing model, which was expensed in full during 2010 to general and administrative expenses.

As of December 31, 2010 and 2009, there was $227,748 and $716,533 of unrecognized compensation costs related to stock options, respectively.  These costs are expected to be recognized over the next 2.8 years as of December 31, 2010.

12. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s President, Secretary and director, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company pays TRC a monthly cash fee of $55,000.  The monthly fee increased from $50,000 to $55,000 effective February 2010, when the scope of services provided by TRC increased to include accounting and financial services upon the resignation of the Company’s Chief Financial Officer.

 On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through December 31, 2010, total cash services and reimbursed expenses totaled $765,424, $382,418 and $1,147,842, respectively. As of December 31, 2010 the Company has a payable to TRC of $69,298, which was paid in full during the first 2 months of 2011

Prior to June 1, 2009, some of the Company’s expenses were paid by Two River Group Holdings, LLC (“Two River”), a company owned by three of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the years ended December 31, 2010 and 2009 and for the period from August 1, 2005 (inception) through December 31, 2010 reimbursable expenses totaled $0, $16,977 and $206,039, respectively. The Company also granted fully vested warrants to purchase 299,063 shares of its common stock at an exercise price of $2.42 to the Two River employees who provided consultation and due diligence efforts related to the in-licensing of AR-12 and AR-42.  The warrants have a five year life and are valued at $480,400 based upon the Black-Scholes option-pricing model. As of December 31, 2010 the Company has no balance payable to Two River.

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

In connection with the September 2010 private placement, the Company engaged Riverbank to serve as placement agent.  In consideration for its services, the Company paid Riverbank a placement fee of $789,880.  In addition, the Company issued to designees of Riverbank five-year warrants to purchase an aggregate of 664,880 shares of Series A Preferred Stock at an initial exercise price of $1.10 per share. The warrants issued to Riverbank are in substantially the same form as the Class A and Class B Warrants issued to the investors in the private placement, except that they do not include certain anti-dilution provisions contained in the Class A and Class B Warrants.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

13.  PENSION PLAN

On October 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan the Company is required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. For the years ended December 31, 2010 and 2009 and for the cumulative period from August 1, 2005 (inception) through December 31, 2010, the Company has recorded $0, $2,944 and $16,064 of matching contributions to the 401(k) Plan.

14.  INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities, based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The income tax returns of the Company are subject to examination by federal and state taxing authorities. Such examination could result in adjustments to net income or loss, which changes could affect the income tax liabilities of the Company. The Company’s tax returns are open for inspection for all tax years from 2007 to present.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2010, 2009 and the period from August 1, 2005 (inception) through December 31, 2010 and as of December 31, 2010 and 2009, had no amounts accrued for interest and penalties.

At December 31, 2010, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $8,996,000. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2010 and 2009 are shown below.

A valuation allowance of $11,239,000 has been established to offset the net deferred tax assets at December 31, 2010, as realization of such assets is uncertain.

	For Years Ended December 31,
	2010	2009
Non-current deferred tax assets
Research tax credit	$1,484,000	$702,000
Net operating loss carry forwards	8,996,000	6,111,000
Stock based compensation	767,000	528,000

Total deferred tax assets	11,247,000	7,341,000

Non-current deferred tax liability
Depreciation and amortization	(8,000)	(6,000)

Total net deferred tax assets	11,239,000	7,335,000
Valuation allowance	(11,239,000)	(7,335,000)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2010 and 2009 the Company recorded valuation allowances of $11.2 million and $7.3 million, respectively, representing a change in the valuation allowance of $3.9 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2010 and 2009 are as follows:

	Amount	Rate	Amount	Rate

Federal tax	$(1,368,000)	34.0%	$(2,358,000)	34.0%
State tax	(237,000)	5.9%	(409,000)	5.9%
R&D Credit	(308,000)	7.7%	(469,000)	6.8%
Valuation allowance	1,913,000	(47.6)%	3,236,000	(46.6)%
Net	$-	-	$-	-

There was no income tax benefit recorded for the years ended December 31, 2010 and 2009.

On January 20, 2010, the Company received net proceeds of $322,016 through the sale of its New Jersey (“NJ”) net operating losses (“NOLS”). In June 2009, the Company submitted an application with the New Jersey Economic Development Authority (“NJEDA”) to sell its 2008 NOLS in return for cash consideration to the Company. The NJEDA in conjunction with the State of NJ offers financing and business incentives to NJ based biotechnology and technology companies. As a result of the sale of the NJ NOLS sale, the Company’s NJ deferred tax asset carryforward is reduced by $4,000,000 beginning in 2010. The Company’s federal net operating losses were not affected by the sale of the NJ NOLS, and thus has the full value of the 2009 deferred tax asset carryforward.

On October 29, 2010, the Company was awarded funding of a total of approximately $733,000 under the IRS Qualifying Therapeutic Discovery Project (“QTDP”) program, which was created as part of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Reform Act”). As enacted under the Healthcare Reform Act, the QTDP program provides a tax credit or grant of up to 50% of eligible costs and expenses for the tax years of 2009 and 2010 for qualifying research and development expenses incurred for innovative projects that are determined by the U.S. Department of Health and Human Services to have reasonable potential to result in a new therapy, reduce health care costs, or represent a significant advance in finding a cure for human disease. The Company was awarded approximately $244,000 for R&D expenses incurred for each of its AR-12, AR-42 and AR-67 development programs. The Company received the total award amount of $733,438 during November 2010.

15. COMMITMENTS AND CONTINGENCIES

On October 20, 2008, the Company entered into a lease for new office space of 5,390 square feet, in Parsippany, New Jersey.  The lease commencement date was November 14, 2008, with lease payments beginning on January 1, 2009.  The lease expiration date is five years from the rent commencement date.  The total five year lease obligation is approximately $713,000.  The Company is obligated to provide a security deposit of $44,018, or four months base rent, in the form of a letter of credit.  The letter of credit may be reduced by $11,005 after January 1, 2011 and by an additional $11,005 on January 1, 2013, provided the Company maintains certain conditions described in the lease agreement.  The Company has an early termination option, which provides the Company may terminate the lease on the third anniversary, upon providing the landlord nine months written notice prior to the third anniversary of the lease.  If the Company exercises its termination option, the Company would be obligated to pay a fee of $53,641 which consists of unamortized costs and expenses incurred by the landlord in connection with the lease.  On March 31, 2011, we exercised our early termination option on our Parsippany, NJ office lease, submitting written notice to the landlord and making a payment of $53,641.  We are required to continue making our monthly lease payments under the Parsippany lease through December 31, 2011, at which time, this lease will terminate. The aggregate remaining minimum future payments under the Parsippany office lease at December 31, 2010 is approximately $125,000

In November 2008, the Company abandoned the office lease for its Fairfield, New Jersey facility that it entered into on August 10, 2007.  As a result, the Company recorded a liability of $28,798 on the date of abandonment, in accordance with ASC 420, “Exit or Disposal Cost Obligations.”

On April 2, 2009, the Company entered into a Termination and Release of Lease Agreement for its Fairfield, New Jersey facility pursuant to which the Company surrendered its $12,165 security deposit and made an additional one-time payment of $40,500 in exchange for terminating the lease as of this date.

On August 19, 2008, the Company entered into an employment agreement with its Chief Executive Officer, with an effective commencement date of employment beginning on September 3, 2008. The agreement provided for a term of two years expiring on September 2, 2010, and an initial base salary of $375,000, plus an annual target performance bonus of up to 50% of his base salary or $187,500. Pursuant to the employment agreement, the CEO received a stock option to purchase 430,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which vested pro rata on each anniversary of his employment. Additionally, pursuant to the employment agreement, the CEO received a stock option to purchase 430,000 performance options contingent upon the successful achievement of performance goals established by the compensation committee of the Board of Directors. The employment stock option grant had an approximate fair value of $896,500 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitled the CEO to certain severance benefits.

On May 14, 2009, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with its CEO, pursuant to which, the CEO’s employment with the Company was terminated effective May 31, 2009. Pursuant to the Separation Agreement, the CEO received salary and benefits through July 31, 2009 and was granted an extended exercise window on his previously vested 71,667, stock options which resulted in additional stock compensation expense of $46,100 as a result of the modification. In addition as a result of the CEO’s termination, 788,333 stock options were forfeited and $146,200 of previously recorded stock compensation expense related to these unvested stock options was reversed during the year ended December 31, 2009.

On June 11, 2008, the Company entered into an employment agreement with its Chief Financial Officer. The agreement provided for a term of two years expiring on July 15, 2010, and an initial base salary of $200,000, plus an annual target performance bonus of up to 30% of his base salary or $60,000.

In addition, the CFO received a one-time cash bonus in the amount of $25,000 and a stock option grant to purchase 440,000 shares of the Company’s common stock at an exercise price equal to $2.75 per share. The right to purchase 25% of the shares subject to the stock option vested in July, 2009 and thereafter, the remaining shares vest in equal monthly installments over a 24 month period, subject to his continued employment with the Company. The stock option grant had an approximate fair value of $830,500 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles the CFO to certain severance benefits.

On February 4, 2010, the CFO tendered his resignation with the Company effective February 15, 2010. As a result of the CFO’s resignation, 206,250 stock options were forfeited.

On June 1, 2007, the Company entered into an employment agreement with its President and Chief Medical Officer. The agreement provided for a term of two years expiring on May 31, 2009, and an initial base salary of $340,000, plus an annual target performance bonus of up to $150,000. Pursuant to the employment agreement, the CMO received a stock option to purchase 398,754 shares of the Company’s common stock at an exercise price of $1.00. The right to purchase 199,377 shares vested pro rata on the first two anniversaries of his employment, and the right to purchase the remaining 199,377 shares vest upon the achievement of performance milestones, of which one-half, or 99,689 shares vested as of May 31, 2008. The stock option grant had an approximate fair value of $252,800 at the date of grant based on the Black-Scholes option-pricing model. The employment agreement also entitles the CMO to certain severance benefits. However, in February 2009, the CMO informed the Company that he would not be continuing his employment with the Company beyond the expiration of his employment agreement on May 31, 2009.

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2010 is approximately $878,000.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2010.  The Company does not anticipate recognizing any significant losses relating to these arrangements.

16. SUBSEQUENT EVENTS

On April 21, 2011, the Company entered into an employment agreement with Glenn Mattes, as its Chief Executive Officer, with an effective commencement date of employment beginning on April 25, 2011. The agreement provides for a term of three years, expiring on April 25, 2014, and initial base salary of $100,000. On and after the first anniversary date of the effective commencement date, Mr. Mattes’ base salary shall be increased to $350,000.  In addition, Mr. Mattes is eligible to receive an annual target performance bonus of up to 50% of his base salary, but up to $175,000 during the first year of employment.  Additionally, the Company shall issue to Mr. Mattes, 250,000 shares of restricted common stock, which shall vest in 12 equal monthly installments.

In addition, Mr. Mattes will receive a stock option grant to purchase that number of shares of the Company’s common stock, which represents in the aggregate of not less than 5% of the Company’s common stock on a fully diluted basis, as defined in the agreement.  Sixty percent of the stock options shall vest as follows: 25% on the first anniversary date and the remaining shares in 24 equal monthly installments commencing on the 13 month anniversary of his employment commencement date.  Forty percent of the options are performance options which shall vest in three equal annual installments, subject to the successful annual achievement of performance goals to be determined each calendar year.  The employment agreement also entitles Mr. Mattes to certain change of control and severance benefits.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.