Form 10-Q
period 2011-03-31
Arno Therapeutics, Inc
filed 2011-05-16
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2011, there were 36,255,098 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

References to “the Company,” “we”, “us” or “our” in this Quarterly Report on Form 10-Q refer to Arno Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation, statements concerning our business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, our research and development programs and planning for and timing of any clinical trials, the possibility, timing and outcome of submitting regulatory filings for our product candidates under development, research and development of particular drug products, the development of financial, clinical, manufacturing and marketing plans related to the potential approval and commercialization of our drug products, and the period of time for which our existing resources will enable us to fund our operations.

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

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.   These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2011
	(unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$11,658,305	$13,528,444
Prepaid expenses	148,611	247,500

Total current assets	11,806,916	13,775,944

Property and equipment, net	29,437	30,013
Restricted cash	44,018	44,018

Total assets	$11,880,371	$13,849,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$260,156	$554,362
Accrued expenses and other current liabilities	1,159,588	1,354,967
Due to related party	161,217	69,298
Deferred rent	13,743	14,748

Total current liabilities	1,594,704	1,993,375

Warrant liability	4,090,683	3,420,780

Total liabilities	5,685,387	5,414,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, 0 and 15,274,000 shares issued and outstanding	-	1,527
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,005,098 and 20,412,024 shares issued and outstanding	3,600	2,041
Additional paid-in capital	36,066,082	36,036,139
Deficit accumulated during the development stage	(29,874,698)	(27,603,887)

Total stockholders' equity	6,194,984	8,435,820

Total liabilities and stockholders' equity	$11,880,371	$13,849,975

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
	Three Months Ended March 31,		August 1, 2005 (inception)
	2011	2010	through March 31, 2011

Operating expenses:
Research and development	$1,267,030	$1,062,293	$23,884,272
General and administrative	343,097	105,497	5,430,923

Total operating expenses	1,610,127	1,167,790	29,315,195

Loss from operations	(1,610,127)	(1,167,790)	(29,315,195)

Other (expense) income:
Interest income	9,252	1,492	386,752
Interest expense	-	-	(1,260,099)
Other (expense) income	(669,936)	331,286	313,844

Total other (expense) income	(660,684)	332,778	(559,503)

Net loss	$(2,270,811)	$(835,012)	$(29,874,698)

Net loss per share - basic and diluted	$(0.08)	$(0.04)

Weighted-average shares outstanding -basic and diluted	29,248,099	20,412,024

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2011
(unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	29,975	-	29,975

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion	-	-	319,074	32	(32)	-	-

Net loss, three months ended March 31, 2011	-	-	-	-	-	(2,270,811)	(2,270,811)

Balance at March 31, 2011	-	$-	36,005,098	$3,600	$36,066,082	$(29,874,698)	$6,194,984

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			Period from
	Three Months Ended March 31,		August 1, 2005 (inception)
	2011	2010	through March 31, 2011
Cash flows from operating activities
Net loss	$(2,270,811)	$(835,012)	$(29,874,698)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,697	2,946	92,164
Stock-based compensation	29,975	25,203	2,155,927
Warrant liability	669,903	-	750,262
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(1,005)	(331)	13,743
Loss on disposal of assets	-	-	2,680
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses	98,889	(108,677)	(148,611)
Restricted cash	-	-	(44,018)
Security deposit	-	-	-
Accounts payable	(294,206)	(462,036)	260,156
Accrued expenses	(195,379)	345,034	1,159,588
Due to related party	91,919	(12,949)	161,217

Net cash used in operating activities	(1,868,018)	(1,045,822)	(23,771,156)

Cash flows from investing activities
Purchase of property and equipment	(2,121)	-	(79,281)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(2,121)	-	(164,406)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	2,600

Net cash provided by financing activities	-	-	35,593,867

Net (decrease) increase in cash and cash equivalents	(1,870,139)	(1,045,822)	11,658,305
Cash and cash equivalents at beginning of period	13,528,444	3,087,299	-

Cash and cash equivalents at end of period	$11,658,305	$2,041,477	$11,658,305

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421

Preferred stock dividends paid in connection with conversion	$319,074	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of cancer. Arno’s lead clinical drug candidate is AR-12, a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Company is also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  AR-42 is currently being studied in an investigator-initiated Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma.  The Company is also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity.  AR-67 is currently being studied in a Phase II clinical trial in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of ASC 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $29.9 million at March 31, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development includes employee costs, fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated office, insurance, depreciation, and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in the period when actual costs become known. Costs related to the acquisition of technology rights for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Warrant Liability

The Company accounts for the warrants issued in connection with the September 2010 Purchase Agreement (Note 7) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2011 were approximately $11.7 million, compared to $13.5 million as of December 31, 2010. Based on its resources at March 31, 2011 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the second quarter of 2012. However, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to discover and develop new products to the point of FDA approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, acquire additional product licenses and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the next 12 to 15 months, management can provide no assurances that the Company will be able to raise sufficient funds.

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders may experience additional significant dilution. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. These things may have a material adverse effect on the Company’s business.

4. BASIC AND DILUTED LOSS PER SHARE

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

Potentially dilutive securities include:

	March 31, 2011	March 31, 2010
Warrants to purchase common stock	-	-
Options to purchase common stock	129,533	129,533
Total potentially dilutive securities	129,533	129,533

For the three months ended March 31, 2011 and 2010, 10,833,264 and 2,025,272 warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2011 and 2010, respectively.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2011.

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2011:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value March	Markets	Observable Inputs	Unobservable Inputs
	31, 2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$4,090,683	$-	$-	$4,090,683

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at March 31, 2011:

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2011	$(3,420,780)

Purchases, sales and settlements
Warrants issued	-

Total gains or losses
Unrealized appreciation	(669,903)

Balance at March 31, 2011	$(4,090,683)

 7. STOCKHOLDERS’ EQUITY

Common Stock

On February 9, 2011, the Company’s registration statement was declared effective and the 15,274,000 shares of Series A Convertible Preferred Stock converted into 15,274,000 shares of common stock. In addition, the Company elected to pay the $319,074 in accrued dividends in shares of common stock resulting in the issuance of an additional 319,074 shares.

On November 15, 2010, the Company’s stockholders authorized the amendment of the Company’s amended and restated certificate of incorporation in order to effect a combination (reverse split) of its common stock at a ratio not to exceed one-for-eight, provided that the Company’s board of directors shall have absolute discretion to determine and fix the exact ratio of such combination (not to exceed one-for-eight) and the time at which such combination shall become effective, if ever. The Company’s board of directors has taken no further action to implement a combination of our common stock and reserves the right to abandon the proposed reverse stock split in its sole discretion.

As of March 31, 2011, the Company has 36,005,098 shares of common stock issued and outstanding.

Preferred Stock

On August 11, 2010, the Company amended and restated its certificate of incorporation, increasing the number of shares of preferred stock authorized for issuance thereunder from 10,000,000 to 35,000,000.

On September 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement, or the Purchase Agreement, with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate of 15,274,000 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, at a per share purchase price of $1.00. In accordance with the Purchase Agreement, the Company also issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the Class A and Class B warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the Class A and Class B warrants will be adjusted based on the lower issuance price. The sale of the shares and warrants resulted in aggregate gross proceeds of approximately $15.2 million, before expenses.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

The terms, conditions, privileges, rights and preferences of the Series A Convertible Preferred Stock are described in a Certificate of Designation filed with the Secretary of State of Delaware on September 3, 2010.

Each share of Series A Preferred Stock was initially convertible at the holder’s election into one share of common stock. Upon the effective date of the registration statement, each share of Series A Preferred Stock automatically converted into one share of common stock. In addition, all outstanding warrants to purchase Series A Preferred Stock automatically converted into warrants to purchase common stock. As of February 9, 2011, in connection with the Company’s registration statement being declared effective, 15,274,000 shares of Series A Preferred Stock were converted into 15,274,000 shares of common stock.

The holders of Series A Preferred Stock were entitled to an annual per share cumulative dividend equal to 5% of the original issuance price of $1.00 per share, which dividends were paid upon the conversion of the Series A Preferred Stock into common stock, and which the Company elected to pay in the form of additional shares of common stock in lieu of cash. The accrued dividend through February 9, 2011, the effective date of the registration statement and date of conversion of the Series A Preferred Stock into common stock, was $319,074. The dividend was paid in 319,074 shares of common stock at a $1.00 per share conversion price.

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,050,840 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 8), and I-Bankers Securities, Inc. (“IBS”), that acted as placement agents for the Company in connection with the private placement.

Warrants

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $4.1 million and approximately $3.4 million at March 31, 2011 and December 31, 2010, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,050,840 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement. The Placement Warrants have a five-year life and were valued at $463,420 based on the Monte Carlo simulation. As of September 30, 2010, none of these warrants have been exercised.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2011.

Grant Date	Warrants Issued	Exercise Price	Exercise Price	Expiration Date	Exercised	Warrants Outstanding
01/02/2008	299,063	$2.42	$2.42	01/02/2013	-	299,063
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	1,221,920	$1.00	$1.00	03/03/2013	-	1,221,920
09/03/2010	6,415,080	$1.15	$1.15	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
	9,189,182		$1.19		-	9,189,182

8. STOCK OPTION PLAN

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

As of March 31, 2011, an aggregate of 1,197,040 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

A summary of the status of the options issued under the Plan at March 31, 2011, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	1,077,352	1,893,303	$1.36
Options granted under the Plan	-	-	$-
Options exercised	-	-	$-
Options forfeited	119,688	(119,688)	$2.18

Balance at March 31, 2011	1,197,040	1,773,615	$1.30	$84,577

Exercisable at March 31, 2011		1,446,615	$1.36	$84,577

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

The following table summarizes information about stock options outstanding at March 31, 2011:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.13	129,533	0.6	$0.13	129,533	$0.13
$1.00	1,223,442	7.1	$1.00	913,058	$1.00
$2.42	328,973	6.2	$2.42	312,357	$2.42
$3.00	91,667	3.0	$3.00	91,667	$3.00
Total	1,773,615	6.2	$1.30	1,446,615	$1.36

Stock-based compensation costs for the three months ended March 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through March 31, 2011 are as follows:

			Period from
	Three months ended March 31,		August 1, 2005 (inception)
	2011	2010	through March 31, 2011

General and administrative	$675	$(9,300)	$1,095,650
Research and development	29,300	34,500	1,060,277

Total	$29,975	$25,200	$2,155,927

The fair value of shares vested under the Plan for the three months ended March 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through March 31, 2011 were approximately $12,663, $38,616 and $1,924,834, respectively.

At March 31, 2011, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $218,426, which is expected to be recognized over a weighted-average vesting period of 1.6 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

For the three months ended March 31, 2011 and 2010, there were no options issued by the Company.

The Company’s management prepares the estimated fair value calculations of each option award at the time the options are granted using the Black-Scholes option pricing model.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

 9. RELATED PARTIES

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

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through March 31, 2011 total cash services and reimbursed expenses totaled $216,217, $169,469 and $1,364,060 respectively. As of March 31, 2011, the Company has a payable to TRC of $161,217, of which, $106,217 has been paid subsequent to March 31, 2011, with the balance expected to be paid during the second quarter of 2011.

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

10. SUBSEQUENT EVENTS

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

•
AR-67 – We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In 2008, we completed a multi-centered, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors. AR-67 is currently being studied in a Phase II clinical trial in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer. We anticipate having interim data from this Phase II study in the fourth quarter of 2011. Thereafter, if the data is positive, we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2011 and 2010 were approximately $0.3 million and $0.1 million, respectively. The increase of approximately $0.2 million over 2010 is primarily attributable to accounting and legal fees related to the Company’s Form S-1 registration statement and Form 10-K preparation incurred in 2011.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2011 and 2010 were approximately $1.3 million and $1.1 million, respectively. The increase of approximately $0.2 million over 2010, is primarily due to an increase of approximately $0.2 million relating to AR-67 contractual costs over 2010. There was also a decrease of approximately $0.2 million relating to a reduction in AR-12 clinical activities over 2010, which was offset by an increase of approximately $0.1 million in AR-12 nonclinical activities over 2010.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2011 and 2010, as well as the cumulative amounts since we began development of each product candidate through March 31, 2011. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

			Cumulative
	Three Months Ended March 31,		amounts during
	2011	2010	development
AR-12	$645,641	$737,833	$7,628,152
AR-67	106,756	(75,747)	7,217,754
AR-42	78,489	14,357	3,074,324
Unallocated R&D	436,144	385,850	5,964,042
Total	$1,267,030	$1,062,293	$23,884,272

AR-12. Our lead clinical product candidate is being developed as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 is being conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended dose, or RD, for future studies of AR-12. We anticipate that the Escalation Phase will be completed in 2011. Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the MTD or RD in multiple tumor types. We refer to this second part of the study as the Expansion Phase. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RD in specific patient populations. We anticipate that most subgroups of the Expansion Phase will be fully enrolled within one year from the initiation of this phase. Based on our current development plans for AR-12, we anticipate spending approximately $2.2 million on external development costs during the fiscal year ending December 31, 2011.

AR-42. We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins. AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia. Based on our current development plans for AR-42, we anticipate spending approximately $1.9 million on external development costs during the fiscal year ending December 31, 2011.

AR-67. We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In late 2008, we completed a multi-centered, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors. AR-67 is currently being studied in a Phase II clinical study in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer. We anticipate having interim Phase II data from this study by the third quarter of 2011, at which point we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study. If the data permits and we elect to initiate a larger new trial, we may spend significant additional amounts to conduct such a study.  Based on our current development plans for AR-67, we anticipate spending approximately $0.8 million on external development costs during the fiscal year ending December 31, 2011.

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

Interest Income. Interest income for the three months ended March 31, 2011 and 2010 were approximately $9,252 and $1,492, respectively. This increase in interest income over 2010 is primarily due to higher average cash balances levels as a result of our September 2010 financing.

Other (Expense) Income. Other expense for the three months ended March 31, 2011 was approximately $0.7 million compared to other income of approximately $0.3 million for the same period of 2010. This increase in other expense of approximately $1.0 million over 2010 is primarily due to an approximately $0.7 million noncash adjustment to the warrant liability in 2011 with no such charge in 2010. Other income in the same period of 2010 of approximately $0.3 million was primarily due to proceeds from our sale of New Jersey net operating losses pursuant to our participation in the New Jersey Tax Benefit Transfer Program, of which we were not eligible to participate during 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2011 and December 31, 2010 and our net changes in cash and cash equivalents for the three months ended March 31, 2011 and 2010 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2011	December 31, 2010
Cash and cash equivalents	$11,658	$13,528
Working Capital	$10,212	$11,782
Stockholders' equity	$6,195	$8,436

	Three Months Ended March 31,
Cash flow data	2011	2010
Cash provided by (used in):
Operating activities	$(1,868)	$(1,046)
Investing activities	(2)	-
Net increase (decrease) in cash and cash equivalents	$(1,870)	$(1,046)

Our total cash resources as of March 31, 2011 were approximately $11.7 million compared to approximately $13.5 million as of December 31, 2010. As of March 31, 2011, we had approximately $5.7 million in liabilities (of which approximately $4.1 million represented a non-cash warrant liability), and approximately $10.2 million in net working capital. We incurred a net loss of approximately $2.3 million and had negative cash flow from operating activities of $1.9 million for the three months ended March 31, 2011. Since August 1, 2005 (inception) through March 31, 2011, we have incurred an aggregate net loss of approximately $29.9 million, while negative cash flow from operating activities has amounted to $23.8 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2011, we have financed our operations through private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2011, we believe that we have sufficient capital to fund our operations through the second quarter of 2012. However, based on the various options for future clinical studies of AR-12 and AR-42 and pending results of our Phase II clinical trial of AR-67, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business.

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

License Agreement Commitments

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2011.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis, including research and development and clinical trial accruals, and stock-based compensation estimates. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements and accompanying notes.

Research and Development Expenses and Accruals

R&D expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for pre-clinical, clinical, and manufacturing development, legal expenses resulting from intellectual property prosecution, costs related to obtaining and maintaining our product licenses, contractual review, and other expenses relating to the design, development, testing, and enhancement of our product candidates. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

During the period in which our common stock was registered under the Securities Exchange Act and publicly traded (October 3, 2008 through May 5, 2009), our management used the following assumptions: On the option grant date, the current available quoted market price for determining the fair value of our common stock, an expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 16, 2011	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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