Form 10-Q
period 2011-06-30
Arno Therapeutics, Inc
filed 2011-08-15
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were 36,255,098 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,359,852	$13,528,444
Prepaid expenses	147,936	247,500
Total current assets	10,507,788	13,775,944
Property and equipment, net	31,077	30,013
Restricted cash	44,018	44,018
Total assets	$10,582,883	$13,849,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$914,185	$554,362
Accrued expenses and other current liabilities	872,124	1,354,967
Due to related party	145,235	69,298
Deferred rent	9,162	14,748
Total current liabilities	1,940,706	1,993,375
Warrant liability	4,022,866	3,420,780
Total liabilities	5,963,572	5,414,155
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
0 and 15,274,000 shares issued and outstanding	-	1,527
Common stock, $0.0001 par value, 80,000,000 shares authorized,
36,255,098 and 20,412,024 shares issued and outstanding	3,600	2,041
Additional paid-in capital	36,271,749	36,036,139
Deficit accumulated during the development stage	(31,656,038)	(27,603,887)
Total stockholders' equity	4,619,311	8,435,820
Total liabilities and stockholders' equity	$10,582,883	$13,849,975

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through June 30, 2011
Operating expenses:
Research and development	$1,309,776	$1,067,670	$2,576,806	$2,129,963	$25,194,048
General and administrative	547,552	213,040	890,649	319,060	5,978,475
Total operating expenses	1,857,328	1,280,710	3,467,455	2,449,023	31,172,523
Loss from operations	(1,857,328)	(1,280,710)	(3,467,455)	(2,449,023)	(31,172,523)
Other income (expense):
Interest income	8,171	1,925	17,423	3,417	394,923
Interest expense	-	-	-	-	(1,260,099)
Other (expense) income	67,817	327	(602,119)	331,613	381,661
Total other income (expense)	75,988	2,252	(584,696)	335,030	(483,515)
Net loss	$(1,781,340)	$(1,278,458)	$(4,052,151)	$(2,113,993)	$(31,656,038)
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.12)	$(0.10)
Weighted-average shares outstanding
-basic and diluted	36,189,164	20,412,024	32,737,806	20,412,024

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2011
(unaudited)

	PREFERRED STOCK		COMMON STOCK			DEFICIT
						ACCUMULATED	TOTAL
					ADDITIONAL	DURING THE STOCKHOLDERS
					PAID-IN	DEVELOPMENT	' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000
Stock based compensation for services	-	-	-	-	9,700	-	9,700
Net loss, period from August 1, 2005
Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)
Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)
Stock based compensation for services	-	-	-	-	88,300	-	88,300
Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)
Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)
Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037
Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518
Note discount arising from note conversion	-	-	-	-	475,391	-	475,391
Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000
Reverse merger transaction -elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648
Warrants issued for services	-	-	-	-	480,400	-	480,400
Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218
Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)
Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408
Stock based compensation for services	-	-	-	-	647,448	-	647,448
Stock option exercise	-	-	20,000	2	2,598	-	2,600
Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)
Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751
Stock based compensation for services	-	-	-	-	249,286	-	249,286
Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510
Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)
Warrants issues to placement agents in connectionwith private placement	-	-	-	-	464,720	-	464,720
Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)
Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820
Stock based compensation for services	-	-	-	-	206,850	-	206,850
Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-
Issuance of stock dividend in connection with conversion	-	-	319,074	32	(32)	-	-
Grant of restricted shares	-	-	250,000	-	28,792	-	28,792
Net loss, six months ended June 30, 2011	-	-	-	-	-	(4,052,151)	(4,052,151)
Balance at June 30, 2011	-	$-	36,255,098	$3,600	$36,271,749	$(31,656,038)	$4,619,311
See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Period from
			August 1, 2005 (inception)
	2011	2010	through June 30, 2011
Cash flows from operating activities
Net loss	$(4,052,151)	$(2,113,993)	$(31,656,038)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,452	5,925	94,919
Stock-based compensation	235,642	66,303	2,361,594
Warrant liability	602,086	-	682,445
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(5,586)	(661)	9,162
Loss on disposal of assets	-	-	2,680
Noncash interest expense	-	-	311,518
Changes in operating assets and liabilities
Prepaid expenses	99,564	(58,793)	(147,936)
Restricted cash	-	-	(44,018)
Accounts payable	359,823	(629,563)	914,185
Accrued expenses	(482,843)	395,066	872,124
Due to related party	75,937	(42,813)	145,235
Net cash used in operating activities	(3,162,076)	(2,378,529)	(25,065,214)
Cash flows from investing activities
Purchase of property and equipment	(6,516)	-	(83,676)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(6,516)	-	(168,801)
Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	2,600
Net cash provided by financing activities	-	-	35,593,867
Net (decrease) increase in cash and cash equivalents	(3,168,592)	(2,378,529)	10,359,852
Cash and cash equivalents at beginning of period	13,528,444	3,087,299	-
Cash and cash equivalents at end of period	$10,359,852	$708,770	$10,359,852

Supplemental schedule of cash flows information:
Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Preferred stock dividends settled in common shares	$319,074	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1.  DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The Company currently has exclusive rights to develop and commercialize three oncology product candidates:

•
AR-12 – AR-12 is a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action.  The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects  with advanced or recurrent solid tumors or lymphoma.

•
AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies.

•
AR-67 – AR-67 is a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity with enhanced stability in the lactone form.  AR-67 is currently being studied in a Phase II clinical study in subjects  with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”)  915, “Development Stage Entities.”  The Company has experienced net losses since its inception and has an accumulated deficit of approximately $31.7 million at June 30, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting pre-clinical studies  and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2011 were approximately $10.4 million, compared to $13.5 million as of December 31, 2010. Based on its resources at June 30, 2011 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the second quarter of 2012. However, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the next 12 months, management can provide no assurances that the Company will be able to raise sufficient funds.

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

Potentially dilutive securities include:

	June 30, 2011	June 30, 2010
Options to purchase common stock	129,532	129,532

           For the three months ended June 30, 2011 and 2010, 15,887,332 and 1,819,022 warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of June 30, 2011 and 2010, respectively.

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
June 30, 2011
(unaudited)

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

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses in the aggregate amount of approximately $174,000. Additionally, the Company will be required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-12 and AR-42. In October 2009, the Company remitted a milestone payment to Ohio State for the first patient dosed in the first Company sponsored Phase I clinical trial of AR-12. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, it will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company may be required to make milestone payments of up to approximately $0.9 million under these license agreements during 2011, depending on the direction of the Company’s clinical development activities.

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2011.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value June	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	30, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$4,022,866	$-	$-	$4,022,866

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at June 30, 2011:

Warrant Liability
Balance at January 1, 2011	$(3,420,780)
Purchases, sales and settlements
Warrants issued	-
Total gains or losses
Unrealized appreciation	(602,086)
Balance at June 30, 2011	$(4,022,866)

 7. STOCKHOLDERS’ EQUITY

Common Stock

On February 9, 2011, the Company’s registration statement was declared effective and the 15,274,000 shares of Series A Convertible Preferred Stock converted into 15,274,000 shares of common stock. In addition, the Company elected to pay the $319,074 in accrued dividends through the issuance of shares of common stock resulting in the issuance of an additional 319,074 shares.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

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

On April 25, 2011, the Company issued 250,000 shares of restricted common stock to its new Chief Executive Officer pursuant to his employment agreement. These shares vest in 12 equal monthly installments and have a total fair value of $172,725 as estimated by management using a Monte Carlo simulation model and, in doing so, utilizing a third-party valuation report.

As of June 30, 2011, the Company has 36,255,098 shares of common stock issued and outstanding.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

Warrants

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $4.0 million and approximately $3.4 million at June 30, 2011 and December 31, 2010, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,050,840 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement.  The Placement Warrants have a five-year life and were valued at $463,420 based on the Monte Carlo simulation. As of June 30, 2011 none of these warrants have been exercised.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2011.

Grant Date	Warrants Issued	Exercise Price	Weighted-Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
01/02/2008	299,063	$2.42	$2.42	01/02/2013	-	299,063
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	1,221,920	$1.00	$1.00	03/03/2013	-	1,221,920
09/03/2010	6,415,080	$1.15	$1.15	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
	9,189,182		$1.19		-	9,189,182

8. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 7,000,000 shares. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of June 30, 2011, an aggregate of 152,318 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

    For the three and six months ended June 30, 2011, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and six months ended June 30, 2011 (no options were issued in the three or six months ended June 30, 2010):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Expected volatility	86-87%	86-87%
Expected term	6-10 years	6-10 years
Dividend yield	0%	0%
Risk-free interest rates	1.5-2.0%	1.5-2.0%

The valuation assumptions were determined as follows:

•           Expected volatility – The expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage.

•           Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior. Consultant options are assigned an expected term equal to the maximum term of the option grant.

•           Divided yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

A summary of the status of the options issued under the Plan at June 30, 2011, and information with respect to the changes in options outstanding is as follows:
		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	1,077,352	1,893,303	$1.36
Shares authorized for issuance	4,009,345	-
Options granted under the Plan	(5,054,067)	5,054,067	$1.03
Options exercised	-	-	$-
Options forfeited	119,688	(119,688)	$2.18
Balance at June 30, 2011	152,318	6,827,682	$1.10	$9,063
Exercisable at June 30, 2011		1,675,019	$1.40	$9,063

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

The following table summarizes information about stock options outstanding at June 30, 2011:

	Outstanding			Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
Exercise		Contractual Life	Average Exercise	Total	Exercise
Price	Shares	(Years)	Price	Shares	Price
$0.13	129,532	0.3	$0.13	129,532	$0.13
$1.00	6,177,822	9.2	$1.00	1,036,789	$1.00
$2.42	428,661	0.5	$2.42	417,031	$2.42
$3.00	91,667	2.8	$3.00	91,667	$3.00
Total	6,827,682	8.7	$1.10	1,675,019	$1.40

Stock-based compensation costs for the three and six months ended June 30, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through June 30, 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through June 30, 2011
General and administrative	$137,575	$6,300	$138,250	$(3,000)	$1,233,225
Research and development	39,300	34,800	68,600	69,300	1,099,577
Total	$176,875	$41,100	$206,850	$66,300	$2,332,802

The fair value of options vested under the Plan was approximately $114,081 and $12,663 for the three months ended June 30, 2011 and 2010, respectively, approximately $126,743 and $51,278 for the six months ended June 30, 2011 and 2011, respectively, and approximately $2,051,051 for the period from August 1, 2005 (inception) through June 30, 2011.

At June 30, 2011, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $2,510,545, which is expected to be recognized over a weighted-average vesting period of 3.0 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

For the six months ended June 30, 2011, the Company issued options to purchase a total of 5,054,068 shares of common stock to employees and consultants with exercise prices ranging from $1.00 to $2.42 and terms of up to 10 years.  Of this total, 10-year options to purchase 2,354,379 shares at an exercise price of $1.00 were issued to the Company’s new President and Chief Executive Officer and 10-year options to purchase 1,750,000 shares at an exercise price of $1.00 were issued to the Company’s new Chief Medical Officer.  There were no stock option grants during the six months ended June 30, 2010.

 9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s former President, who has served as the Company’s Secretary and as a director since inception, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company pays TRC a monthly cash fee of $55,000. The monthly fee increased from $50,000 to $55,000 effective February 2010, when the scope of services provided by TRC increased to include accounting and financial services upon the resignation of the Company’s Chief Financial Officer.  The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the second quarter of 2011, TRC billed Arno $111,143 for services rendered, an average of approximately $37,000 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through June 30, 2011 total cash services and reimbursed expenses totaled $190,992, $407,209, $209,605, $379,074 and $1,555,052 respectively. As of June 30, 2011, the Company had a payable to TRC of $145,235, of which $109,685 has been paid as of the date of this filing, with the balance expected to be paid during the third quarter of 2011.

In connection with the September 2010 private placement, the Company engaged Riverbank to serve as placement agent. In consideration for its services, the Company paid Riverbank a placement fee of $789,880. In addition, the Company issued to designees of Riverbank five-year warrants to purchase an aggregate of 664,880 shares of Series A Preferred Stock at an initial exercise price of $1.10 per share. The warrants issued to Riverbank are in substantially the same form as the Class A and Class B Warrants issued to the investors in the private placement, except that they do not include certain anti-dilution provisions contained in the Class A and Class B Warrants.  Each of Mr. Kazam, Mr. Tanen and Mr. Peter M. Kash, a director of Arno until April 2011, are principals of Riverbank.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

10. SUBSEQUENT EVENTS

On August 4, 2011, the Company entered into a lease agreement for office space in Flemington, NJ which is anticipated to commence on November 1, 2011.  The lease agreement provides for an initial term of 39 months, with extension options, and requires a security deposit of approximately $10,000. The total lease payments to be made by the Company over the 39-month term, including the Company’s share of operating expenses and real estate taxes, are approximately $279,500.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of patients with cancer. We currently have the exclusive worldwide rights to commercially develop three oncology product candidates:

•
AR-12 – AR-12 is being developed as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.    The Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of the compound.  We anticipate that the Escalation Phase will be completed in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types.  We refer to this second part of the study as the Expansion Phase. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the RP2D in study subjects with specific tumor types.  We anticipate that most subgroups of the Expansion Phase will be fully enrolled approximately one year from the initiation of this phase of the clinical study.

•
AR-42 – We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma.  We expect to identify the MTD or RP2D for AR-42 by the end of 2011.  Once the MTD is defined, the study is designed so that additional patients can be added to investigate efficacy and safety in a particular disease and help guide future Phase II programs.  Up to an additional 10 study subjects may be enrolled at the RP2D in each of multiple myeloma, CLL and lymphoma.  We expect this expansion phase will take approximately 12 months to complete.

•
AR-67 – We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In 2008, we completed a multi-centered, ascending dose Phase I clinical study of AR-67 in subjects with advanced solid tumors.  AR-67 is currently being studied in a Phase II clinical study in subjects with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We anticipate having interim data from this Phase II study in the fourth quarter of 2011.  Thereafter, if the data is positive, we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study.

In April 2011, we hired a full-time President & Chief Executive Officer, Glenn R. Mattes, and in June 2011, we hired a full-time Chief Medical Officer, Alexander Zukiwski, M.D., each of whom bring significant biopharmaceutical development experience to us. However, we remain an early stage development company. We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, a significant amount of our development expenses have related to two of our product candidates: AR-12 and AR-67. As we proceed with the clinical development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2011 and 2010 were approximately $0.5 million and $0.2 million, respectively. The increase of approximately $0.3 million over 2010 is primarily attributable to an increase of approximately $0.2 million in personnel costs, including stock compensation expense related to the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011, with no employees in those positions during the same period in 2010. Additionally, as a result of becoming an SEC reporting company in February 2011, the Company has incurred legal and other expenses of approximately $0.1 million during the three months ended June 30, 2011.

G&A expenses for the six months ended June 30, 2011 and 2010 were approximately $0.9 million and $0.3 million, respectively.  This increase of approximately $0.6 million is primarily attributable to an increase of approximately $0.2 million in personnel costs, including stock compensation expense related to the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011, with no employees in those positions during the same period in 2010. Additionally, there is an approximately $0.2 million increase in legal and accounting fees related to the Company’s public filings as a result of becoming publicly traded during the first quarter of 2011. The Company was not publicly traded during the same period in 2010 and; therefore, did not incur such costs.  Additionally, there were increases of approximately $0.1 million in board fees and travel and entertainment expenses over 2010 due to increased board and management activities compared to 2010.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2011 and 2010 were approximately $1.3 million and $1.1 million, respectively.  The increase of approximately $0.2 million over 2010, is primarily due to an increase of approximately $0.2 million relating to manufacturing activities for AR-42 in 2011, with no such activities in 2010. There was also a decrease of approximately $0.2 million relating to a reduction in AR-67 clinical activities over 2010, which was mostly offset by an increase in AR-12 formulation related manufacturing activities over 2010.

R&D expenses for the six months ended June 30, 2011 and 2010 were approximately $2.6 million and $2.1 million, respectively.  The increase of approximately $0.5 million over 2010, is primarily due to an increase of approximately $0.2 million relating to the manufacturing activities for AR-42 in 2011 related to potential studies in 2011, with no such activities in 2010.  There was also an increase of approximately $0.1 million in R&D personnel costs due to a full-time clinical study manager hired in early 2011, with no such position in 2010.  There was also an increase of approximately $0.1 million in costs relating to meetings with scientific advisors and traveling to various contractor sites in 2011, with minimal amounts of such activities during the same period of 2010.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and six months ended June 30, 2011 and 2010, as well as the cumulative amounts since we began development of each product candidate through June 30, 2011. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative
					amounts during
	2011	2010	2011	2010	development
AR-12	$524,176	$383,148	$1,169,817	$1,120,981	$8,152,328
AR-67	99,476	276,876	206,233	201,129	7,317,230
AR-42	246,068	23,081	324,557	37,438	3,320,392
Unallocated R&D	440,056	384,565	876,199	770,415	6,404,098
Total	$1,309,776	$1,067,670	$2,576,806	$2,129,963	$25,194,048

AR-12 – We are developing AR-12, a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.    The Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the  safety of AR-12 in order to identify the maximum tolerated dose, or MTD, or a recommended phase 2 dose, or RP2D, for future studies of the compound .  We anticipate that the Escalation Phase will be completed in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types.  We refer to this second part of the study as the Expansion Phase. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the RP2D in study subjects with specific tumor types. We anticipate that most subgroups of the Expansion Phase will be fully enrolled approximately one year from the initiation of this phase of the clinical study.  Based on our current development plans for AR-12, we anticipate spending approximately $1.2 million on external development costs during the remaining two quarters of the fiscal year ending December 31, 2011.

AR-42 – We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies  when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects  with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma.  We expect to identify the MTD or RP2D for AR-42 by the end of 2011.  Once the MTD is defined, the study is designed so that additional patients can be added to investigate efficacy and safety in a particular disease and help guide future Phase II programs.  Up to an additional 10 study subjects  may be enrolled at the RP2D in each of multiple myeloma, CLL and lymphoma.  We expect this expansion phase will take approximately12 months to complete.  Based on our current development plans for AR-42, we anticipate spending approximately $0.7 million on external development costs during the remaining two quarters of the fiscal year ending December 31, 2011.

AR-67 – We are also developing AR-67, a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In 2008, we completed a multi-centered, ascending dose Phase I clinical study of AR-67 in patients with advanced solid tumors.  AR-67 is currently being studied in a Phase II clinical study in subjects with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  We anticipate having interim data from this Phase II study in the fourth quarter of 2011.  Thereafter, if the data is positive, we may elect to initiate larger Phase II studies or advance AR-67 into a registration-enabling Phase III study.   Based on our current development plans for AR-67, we anticipate spending approximately $0.6 million on external development costs during the remaining two quarters of the fiscal year ending December 31, 2011.

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

Interest Income. Interest income for the three and six months ended June 30, 2011 and 2010 were $8,171, $17,423, $1,925 and $3,417, respectively.  This increase in interest income over the same periods in 2010 is primarily due to higher average cash balances levels as a result of our September 2010 financing.

Other (Expense) Income. Other income for the three months ended June 30, 2011 was approximately $0.1 million compared to other income of approximately $0.0 million for the same period of 2010.  This increase in other income of approximately $0.1 million over 2010 is primarily due to an approximately $0.1 million noncash adjustment to the warrant liability during the three months end June 30, 2011, with no such charge in 2010.  Other expense for the six months ended June 30, 2011 was approximately $0.6 million compared to approximately $0.3 million in other income for same period in 2010.  The approximately $0.6 million other expense for the six months ended June 30, 2011 was due to noncash adjustments to the warrant liability.  The approximately $0.3 million in other income during the six months ended June 30, 2010 was primarily due to proceeds from our sale of New Jersey net operating losses pursuant to our participation in the New Jersey Tax Benefit Transfer Program, of which we were not eligible to participate during 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2011 and December 31, 2010 and our net changes in cash and cash equivalents for the three months ended June 30, 2011 and 2010 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2011	December 31, 2010
Cash and cash equivalents	$10,360	$13,528
Working Capital	$8,567	$11,782
Stockholders' equity	$4,619	$8,436

	Six Months Ended June 30,
Cash flow data	2011	2010
Cash used in:
Operating activities	$(3,162)	$(2,379)
Investing activities	(6)	-
Net decrease in cash and cash equivalents	$(3,168)	$(2,379)

Our total cash resources as of June 30, 2011 were approximately $10.4 million compared to approximately $13.5 million as of December 31, 2010. As of June 30, 2011, we had approximately $6.0 million in liabilities (of which approximately $4.0 million represented a non-cash warrant liability), and approximately $8.6 million in net working capital. We incurred a net loss of approximately $4.1 million and had negative cash flow from operating activities of $3.2 million for the six months ended June 30, 2011. Since August 1, 2005 (inception) through June 30, 2011, we have incurred an aggregate net loss of approximately $31.7 million, while negative cash flow from operating activities has amounted to $25.1 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through June 30, 2011, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at June 30, 2011, we believe that we have sufficient capital to fund our planned operations through the second quarter of 2012. However, based on the various options for future clinical studies of AR-12 and AR-42 and pending results of our Phase II clinical trial of AR-67, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2011.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We have issued stock options to employees, directors, consultants and Scientific Advisory Board members under our 2005 Stock Option Plan, as amended.

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

In conjunction with the September 2010 financing, our management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2010 and 2011. In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended.

10.2
Employment Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2011).

10.3	Restricted Stock Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.4	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.5	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.6
Indemnification Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2011).

10.7
Employment Agreement between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2011).

10.8	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011.

10.9	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 15, 2011	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended.

10.3	Restricted Stock Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.4	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.5	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011.

10.8	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011.

10.9	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through June 30, 2011, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and for the period from August 1, 2005 (inception) through June 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.