Form 10-Q
period 2011-09-30
Arno Therapeutics, Inc
filed 2011-11-14
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 11, 2011, there were 36,255,098 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,524,812	$13,528,444
Prepaid expenses	101,795	247,500

Total current assets	8,626,607	13,775,944

Property and equipment, net	30,863	30,013
Restricted cash	44,018	44,018
Security deposit	10,455	-

Total assets	$8,711,943	$13,849,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$656,236	$554,362
Accrued expenses and other current liabilities	1,018,505	1,354,967
Due to related party	141,178	69,298
Deferred rent	4,581	14,748

Total current liabilities	1,820,500	1,993,375

Warrant liability	3,831,941	3,420,780

Total liabilities	5,652,441	5,414,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, 0 and 15,274,000 shares issued and outstanding	-	1,527
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,255,098 and 20,412,024 shares issued and outstanding	3,600	2,041
Additional paid-in capital	36,469,937	36,036,139
Deficit accumulated during the development stage	(33,414,035)	(27,603,887)

Total stockholders' equity	3,059,502	8,435,820

Total liabilities and stockholders' equity	$8,711,943	$13,849,975

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through September 30, 2011

Operating expenses:
Research and development	$1,422,662	$927,894	$3,999,469	$3,058,023	$26,616,711
General and administrative	526,732	292,084	1,417,381	610,979	6,505,207

Total operating expenses	1,949,394	1,219,978	5,416,850	3,669,002	33,121,918

Loss from operations	(1,949,394)	(1,219,978)	(5,416,850)	(3,669,002)	(33,121,918)

Other income (expense):
Interest income	6,680	4,151	24,104	7,569	401,604
Interest expense	-	-	-	-	(1,260,099)
Other (expense) income	184,717	(887)	(417,402)	330,727	566,378

Total other income (expense)	191,397	3,264	(393,298)	338,296	(292,117)

Net loss	$(1,757,997)	$(1,216,714)	$(5,810,148)	$(3,330,706)	$(33,414,035)

Preferred stock dividends	$-	$45,358	$81,651	$45,358

Net loss available to common stockholders	$(1,757,997)	$(1,262,072)	$(5,891,799)	$(3,376,064)

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.17)

Weighted-average shares outstanding -basic and diluted	36,255,098	20,412,024	33,923,120	20,412,024

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2011
(unaudited)

	PREFERRED STOCK		COMMON STOCK			DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of
issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	361,850	-	361,850

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	71,980	-	71,980

Net loss, nine months ended September 30, 2011	-	-	-	-	-	(5,810,148)	(5,810,148)

Balance at September 30, 2011	-	$-	36,255,098	$3,600	$36,469,937	$(33,414,035)	$3,059,502

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Period from
			August 1, 2005 (inception)
	2011	2010	Through September 30, 2011
Cash flows from operating activities
Net loss	$(5,810,148)	$(3,330,706)	$(33,414,035)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,335	8,831	97,802
Stock-based compensation	433,830	210,703	2,559,782
Warrant liability	411,161	-	491,520
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(10,167)	(992)	4,581
Loss on disposal of assets	-	-	2,680
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses	145,705	36,535	(101,795)
Restricted cash	-	-	(44,018)
Security deposit	(10,455)	-	(10,455)
Accounts payable	101,874	(730,903)	656,236
Accrued expenses	(336,462)	701,433	1,018,505
Due to related party	71,880	(6,396)	141,178

Net cash used in operating activities	(4,994,447)	(3,111,495)	(26,897,585)

Cash flows from investing activities
Purchase of property and equipment	(9,185)	-	(86,345)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(9,185)	-	(171,470)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	13,868,320	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	2,600

Net cash provided by financing activities	-	13,868,320	35,593,867

Net (decrease) increase in cash and cash equivalents	(5,003,632)	10,756,825	8,524,812
Cash and cash equivalents at beginning of period	13,528,444	3,087,299	-

Cash and cash equivalents at end of period	$8,524,812	$13,844,124	$8,524,812

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-	$3,315,927	$3,340,421

Preferred stock dividends paid in connection with conversion	$319,074	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.”  The Company has experienced net losses since its inception and has an accumulated deficit of approximately $33.4 million at September 30, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting pre-clinical studies and clinical trials.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

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

3. LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses since its inception and has an accumulated deficit of approximately $33.4 million at September 30, 2011. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Cash resources as of September 30, 2011 were approximately $8.5 million, compared to $13.5 million as of December 31, 2010. Based on its resources at September 30, 2011 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it only has sufficient capital to fund its operations into the second quarter of 2012. The Company will need substantial additional financing in the future until it can achieve profitability, if ever, in order to continue to fund its research and development activities, as well as to fund operations generally. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.  If the Company is unable to raise additional funds when needed, the Company could be required to delay, scale back or eliminate some or all of its research and development programs, or potentially be forced to wind down its operations altogether.  Each of these alternatives would likely have a material adverse effect on the Company’s business.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the inability of the Company to continue as a going concern.

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

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
		2011			2010			2011			2010
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(1,757,997)			$(1,216,714)			$(5,810,148)			$(3,330,706)
Less: Preferred stock dividends	-			(45,358)			(81,651)			(45,358)

Basic and Diluted EPS
Loss available to common stockholders	$(1,757,997)	36,255,098	$(0.05)	$(1,262,072)	20,412,024	$(0.06)	$(5,891,799)	33,923,120	$(0.17)	$(3,376,064)	20,412,024	$(0.17)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Potentially dilutive securities include:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Options to purchase common stock	129,532	129,532	129,532	129,532

           For the three and nine months ended September 30, 2011 and 2010, 15,867,581, 25,922,858, 15,867,581 and 25,922,858 shares of Convertible Preferred Stock, warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their conversion and/or exercise prices are greater than the fair market price per common share as of September 30, 2011 and 2010, respectively.

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

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $373,000. Additionally, Pitt will receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company will make the first milestone payment to Pitt upon the acceptance of the first New Drug Application (“NDA”) by the FDA for AR-67. The Company is also required to pay to Pitt an annual maintenance fee of $250,000 upon the fifth and sixth anniversaries of the license agreement, and $350,000 upon the seventh anniversary and annually thereafter. In addition the Company is required to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. To the extent the Company enters into a sublicensing agreement relating to AR-67, the Company will pay Pitt a portion of all non-royalty income received from such sublicensee. The Company does not anticipate making any milestone payments during 2011 under this license agreement.

Under the license agreement with Pitt, the Company also agreed to indemnify and hold Pitt and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with (i) the production, manufacture, sale, use, lease, consumption or advertisement of AR-67, (ii) the practice by the Company or any affiliate or sublicensee of the licensed patent; or (iii) any obligation of the Company under the license agreement unless any such claim is determined to have arisen out of the gross negligence, recklessness or willful misconduct of Pitt. The license agreement will terminate upon the expiration of the last patent relating to AR-67. Pitt may generally terminate the agreement at any time upon a material breach by the Company to the extent it fails to cure any such breach within 60 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the agreement for any reason upon 90 days’ prior written notice.

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

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses in the aggregate amount of approximately $174,000. Additionally, the Company will be required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-12 and AR-42. In October 2009, the Company remitted a milestone payment to Ohio State for the first patient dosed in the first Company sponsored Phase I clinical trial of AR-12. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, it will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company has not made and does not anticipate having to make any milestone payments under these license agreements during 2011.

The license agreements with Ohio State further provide that the Company will indemnify Ohio State from any and all claims arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of either AR-12 or AR-42, except to the extent that any such claim arises out of the gross negligence or willful misconduct of Ohio State. The license agreements for AR-12 and AR-42 each expire on the later of (i) the expiration of the last valid claim contained in any licensed patent and (ii) 20 years after the effective date of the license. Ohio State will generally be able to terminate either license upon the Company’s breach of the terms of the license to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or the Company files for bankruptcy. The
Company may terminate either license upon 90 days’ prior written notice.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2011.

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2011:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value September	Markets	Observable Inputs	Unobservable Inputs
	30, 2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$3,831,941	$-	$-	$3,831,941

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at September 30, 2011:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2011	$(3,420,780)

Purchases, sales and settlements
Warrants issued	-

Total gains or losses
Unrealized appreciation	(411,161)

Balance at September 30, 2011	$(3,831,941)

 7. STOCKHOLDERS’ EQUITY

Common Stock

On February 9, 2011, the Company issued an aggregate of 15,274,000 shares of its common stock upon the automatic conversion of all 15,274,000 of its issued and outstanding shares of Series A Convertible Preferred Stock. In accordance with their terms, the shares Series A Convertible Preferred Stock automatically converted upon the effectiveness of the Company’s registration statement covering the resale under the Securities Act of 1933 of the shares of common stock issuable upon conversion of such preferred shares.  See “Preferred Stock.”  In addition, the Company elected to satisfy accrued dividends on the Series A Convertible Preferred Stock of $319,074 by issuing an additional 319,074 shares of common stock.

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

On April 25, 2011, the Company issued 250,000 shares of restricted common stock to its new Chief Executive Officer pursuant to his employment agreement. These shares vest in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilizing a third-party valuation report.  The shares are recognized as compensation expense upon vesting. The Company has recognized $43,188 and $71,980 of compensation expense for the three and nine months ended September 30, 2011 in connection with the restricted shares.

As of September 30, 2011, the Company has 36,255,098 shares of common stock issued and outstanding.

Preferred Stock

On August 11, 2010, the Company amended and restated its certificate of incorporation, increasing the number of shares of preferred stock authorized for issuance thereunder from 10,000,000 to 35,000,000.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

On September 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”) with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate of 15,274,000 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a per share purchase price of $1.00.  In accordance with the Purchase Agreement, the Company also issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the Class A and Class B warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the Class A and Class B warrants will be adjusted based on the lower issuance price. The sale of the shares and warrants resulted in aggregate gross proceeds of approximately $15.2 million, before expenses.

The terms, conditions, privileges, rights and preferences of the Series A Convertible Preferred Stock are described in a Certificate of Designation filed with the Secretary of State of Delaware on September 3, 2010.

The Certificate of Designation provided that each share of Series A Preferred Stock was initially convertible at the holder’s election into one share of common stock.  The Certificate of Designation further provided that all shares of Series A Preferred Stock would automatically convert into common stock upon the effective date of a registration statement covering the resale under the Securities Act of the conversion shares of common stock. In addition, the Class A and B warrants provided that, upon the automatic conversion of the Series A Preferred Stock, such warrants would automatically convert into the right to purchase shares of common stock.  On February 9, 2011, a registration statement filed under the Securities Act covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock was declared effective, resulting in the automatic conversion of all 15,274,000 shares of Series A Preferred Stock into an equal number of shares of common stock.

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

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,050,840 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 8), and I-Bankers Securities, Inc. (“IBS”), that acted as placement agents for the Company in connection with the private placement. The Placement Warrants have a five-year life and were valued at $463,420 based on the Monte Carlo simulation. As of September 30, 2011, none of these warrants have been exercised.

Warrants

In accordance with the Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $3.8 million and approximately $3.4 million at September 30, 2011 and December 31, 2010, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Significant assumptions used at September 30, 2011 for the warrants included a weighted average term of 4 years, a greater than 50% probability that the warrant exercise price would be reset, volatility of 120% and a risk-free interest rate of .96%.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2011.

Grant Date	Warrants Issued	Exercise Price	Weighted- Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
01/02/2008	299,063	$2.42	$2.42	01/02/2013	-	299,063
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	1,221,920	$1.00	$1.00	03/03/2013	-	1,221,920
09/03/2010	6,415,080	$1.15	$1.15	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
	9,189,182		$1.19		-	9,189,182

8. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “2005 Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 2,990,655 shares of the Company’s common stock reserved for issuance under the 2005 Plan. On April 25, 2011, the Company’s Board of Directors approved an amendment to the 2005 Plan to increase the number of shares of common stock issuable thereunder to 7,000,000 shares. Under the 2005 Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the 2005 Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

The 2005 Plan is administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2005 Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years.

As of September 30, 2011, an aggregate of 172,069 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

For the three and nine months ended September 30, 2011, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Expected volatility	87%	73%	86-87%	73%
Expected term	10 years	10 years	6-10 years	10 years
Dividend yield	0%	0%	0%	0%
Risk-free interest rates	1.5%	1.6%	1.5-2.0%	1.6%
Stock price	$0.71	$0.53	$0.69-$0.72	$0.53
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

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

A summary of the status of the options issued under the 2005 Plan at September 30, 2011, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	1,077,352	1,893,303	$1.36
Shares authorized for issuance	4,009,345	-
Options granted under the Plan	(5,134,067)	5,134,067	$1.03
Options exercised	-	-	$-
Options forfeited	219,439	(219,439)	$2.18
Balance at September 30, 2011	172,069	6,807,931	$1.08	$87,418

Exercisable at September 30, 2011		1,719,384	$1.33	$87,418

The following table summarizes information about stock options outstanding at September 30, 2011:

	Outstanding			Exercisable

Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Total Shares	Weighted- Average Exercise Price
$0.13	129,532	0.9	$0.13	129,532	$0.13
$1.00	6,237,822	9.0	$1.00	1,149,275	$1.00
$2.42	348,910	3.9	$2.42	348,910	$2.42
$3.00	91,667	2.5	$3.00	91,667	$3.00
Total	6,807,931	8.5	$1.08	1,719,384	$1.33

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Stock-based compensation costs for the three and nine months ended September 30, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through September 30, 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Period from
					August 1, 2005 (inception)
	2011	2010	2011	2010	through September 30, 2011

General and administrative	$98,500	$112,700	$236,750	$109,703	$1,331,725
Research and development	56,500	31,700	125,100	101,000	1,156,077

Total	$155,000	$144,400	$361,850	$210,703	$2,487,802

The fair value of options vested under the 2005 Plan was approximately $104,186 and $208,028 for the three months ended September 30, 2011 and 2010, respectively, approximately $230,929 and $259,306 for the nine months ended September 30, 2011 and 2011, respectively, and approximately $2,155,237 for the period from August 1, 2005 (inception) through September 30, 2011.

At September 30, 2011, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $2,421,686, which is expected to be recognized over a weighted-average vesting period of 2.7 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is expensed as underlying options vest.  The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

For the nine months ended September 30, 2011, the Company issued options to purchase a total of 5,134,067 shares of common stock to employees and consultants with exercise prices ranging from $1.00 to $2.42 and terms of up to 10 years.  Of this total, 10-year options to purchase 2,354,379 shares at an exercise price of $1.00 were issued to the Company’s new President and Chief Executive Officer and 10-year options to purchase 1,750,000 shares at an exercise price of $1.00 were issued to the Company’s new Chief Medical Officer.  For the nine months ended September 30, 2010, the Company issued options to purchase a total of 310,000 shares of common stock to members of the Company’s Board of Directors, all with exercise prices of $1.00 and 10-year terms.

 9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s former President, who has served as the Company’s Secretary and as a director since inception, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement.  As compensation for the services contemplated by the services agreement, the Company pays TRC a monthly cash fee of $55,000. The monthly fee increased from $50,000 to $55,000 effective February 2010, when the scope of services provided by TRC increased to include accounting and financial services upon the resignation of the Company’s Chief Financial Officer.  The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the second and third quarters of 2011, TRC billed Arno $210,547 for services rendered, an average of approximately $35,000 per month.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2011 and 2010 and for the period from August 1, 2005 (inception) through September 30, 2011 total cash services and reimbursed expenses totaled $158,366, $565,575, $181,022, $560,096 and $1,713,418 respectively. As of September 30, 2011, the Company had a payable to TRC of $141,178, of which $114,771 has been paid as of the date of this filing, with the balance expected to be paid during the fourth quarter of 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of patients with cancer. We currently have the exclusive worldwide rights to commercially develop three oncology product candidates:

•
AR-42 –AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival.  In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck) and other deacetylase inhibitors. These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma.  We expect to identify the MTD or RP2D for AR-42 by the end of 2011.  Once the MTD is defined, the study is designed so that additional patients can be added to investigate efficacy and safety in a particular disease and help guide future Phase II programs.  Up to an additional 10 study subjects may be enrolled at the RP2D in each of multiple myeloma, CLL and lymphoma.  We are currently seeking to amend the protocol to allow for expanding the study to include subjects with solid tumors. We expect this expansion phase will take approximately 12 months to complete.

•
AR-12 – We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 is being conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of the compound.  We anticipate that the Escalation Phase will be completed in 2011.  Following the Escalation Phase, we plan to initiate the second part of the study, which involves enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types.  We refer to this second part of the study as the Expansion Phase. The Expansion Phase will be conducted using a revised formulation of AR-12 which has demonstrated significantly improved bioavailability in preclinical testing. The purpose of the Expansion Phase is to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the RP2D in study subjects with specific tumor types.  We anticipate that most subgroups of the Expansion Phase will be fully enrolled approximately one year from the initiation of this phase of the clinical study which is expected to be during the second quarter of 2012.

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

In April 2011, we hired a full-time President and Chief Executive Officer, Glenn R. Mattes, and in June 2011, we hired a full-time Chief Medical Officer, Alexander Zukiwski, M.D., each of whom brings significant biopharmaceutical development experience to us. However, we remain an early stage development company. We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, a significant amount of our development expenses have related to two of our product candidates: AR-12 and AR-67. As we proceed with the clinical development of our product candidates, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2011 and 2010 were approximately $0.5 million and $0.3 million, respectively. The increase of approximately $0.2 million over 2010 is primarily attributable to an increase of approximately $0.1 million in personnel costs, including stock compensation expense related to the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011.  No paid employees held those positions during the same period in 2010.

G&A expenses for the nine months ended September 30, 2011 and 2010 were approximately $1.4 million and $0.6 million, respectively.  This increase of approximately $0.8 million is primarily attributable to an increase of approximately $0.3 million in personnel costs, including stock compensation expense related to the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011, as no paid employees held those positions during the same period in 2010. Additionally, there is an approximately $0.2 million increase in legal and accounting fees related to the Company’s public filings as a result of becoming a public reporting company during the first quarter of 2011. The Company was not publicly reporting during the same period in 2010 and, therefore, did not incur such costs.  Additionally, there were increases of approximately $0.1 million in board fees and travel and entertainment expenses over 2010 due to increased board and management activities compared to 2010.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2011 and 2010 were approximately $1.4 million and $0.9 million, respectively.  The increase of approximately $0.5 million over 2010 is primarily due to an increase of approximately $0.2 million in employee compensation costs related to the hiring of a CMO in June 2011 and a Senior Study Manager in January 2011, with no employees in such positions during the same period of 2010.  Additionally, there was an increase of approximately $0.2 million in manufacturing and regulatory consulting activities for AR-42 relating to potential studies in late 2011 and 2012, with no such activities during 2010.

R&D expenses for the nine months ended September 30, 2011 and 2010 were approximately $4.0 million and $3.1 million, respectively.  The increase of approximately $0.9 million over 2010 is primarily due to an increase of approximately $0.3 million in employee compensation costs related to the hiring of a CMO in June 2011 and a Senior Study Manager in January 2011, with no employees in such positions during the same period of 2010.  Additionally, there was an increase of approximately $0.3 million relating to the manufacturing activities for AR-42 in 2011 related to potential Phase I studies in 2011 and 2012, with no such activities in 2010.  There was also an increase of approximately $0.1 million in costs relating to meetings with scientific advisors and for traveling to various contractor sites in 2011, with minimal amounts of such activities during the same period of 2010.  There was also an expense of approximately $0.1 million in 2011 for certain consultants providing guidance to management regarding the development prioritizations for our licensed compounds with no such expenses during 2010.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine months ended September 30, 2011 and 2010, as well as the cumulative amounts since we began development of each product candidate through September 30, 2011. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
					amounts during
	2011	2010	2011	2010	development
AR-12	$368,860	$286,066	$1,538,677	$1,407,048	$8,521,188
AR-67	167,701	234,371	373,934	435,500	7,484,931
AR-42	258,840	88,451	583,396	125,888	3,579,231
Unallocated R&D	627,261	319,006	1,503,462	1,089,587	7,031,361
Total	$1,422,662	$927,894	$3,999,469	$3,058,023	$26,616,711

Based on our current development plans for each of our product candidates (see “Overview,” above), we anticipate spending approximately $1.8 million on external developments costs during the remaining quarter of the fiscal year ending December 31, 2011.  Of this aggregate amount, we anticipate spending approximately $0.8 million, $0.8 million and $0.2 million on each of AR-42, AR-12 and AR-67, respectively. Subject to our ability to obtain additional capital, we anticipate spending approximately $5.5 million, $1.5 million and $1.0 on each of AR-42, AR-12 and AR-67, respectively, based on our current development plans for each program.

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

Interest Income. Interest income for the three and nine months ended September 30, 2011 and 2010 were $6,680, $24,104, $4,151 and $7,569, respectively.  This increase in interest income over the same periods in 2010 is primarily due to higher average cash balances levels as a result of our September 2010 financing.

Other (Expense) Income. Other income for the three months ended September 30, 2011 was approximately $0.2 million compared to other income of approximately $0.0 million for the same period of 2010.  This increase in other income of approximately $0.2 million over 2010 is primarily due to an approximately $0.2 million noncash adjustment to the warrant liability during the three months end September 30, 2011, with no such charge in 2010.  Other expense for the nine months ended September 30, 2011 was approximately $0.4 million compared to approximately $0.3 million in other income for same period in 2010.  The approximately $0.4 million other expense for the nine months ended September 30, 2011 was due to noncash adjustments to the warrant liability.  The approximately $0.3 million in other income during the nine months ended September 30, 2010 was primarily due to proceeds from our sale of New Jersey net operating losses pursuant to our participation in the New Jersey Tax Benefit Transfer Program, for which we were not eligible to participate during 2011.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2011 and December 31, 2010 and our net changes in cash and cash equivalents for the three months ended September 30, 2011 and 2010 (the amounts stated are expressed in thousands):

Liquidity and capital resources	September 30, 2011	December 31, 2010
Cash and cash equivalents	$8,525	$13,528
Working Capital	$6,806	$11,782
Stockholders' equity	$3,060	$8,436

	Nine Months Ended September 30,
Cash flow data	2011	2010
Cash used in:
Operating activities	$(4,994)	$(3,111)
Investing activities	(9)	-
Cash provided by:
Financing activities	-	13,868
Net (decrease) increase in cash and cash equivalents	$(5,003)	$10,757

Our total cash resources as of September 30, 2011 were approximately $8.5 million compared to approximately $13.5 million as of December 31, 2010. As of September 30, 2011, we had $6.8 million in net working capital. We incurred a net loss of approximately $5.8 million and had negative cash flow from operating activities of $5.0 million for the nine months ended September 30, 2011. Since August 1, 2005 (inception) through September 30, 2011, we have incurred an aggregate net loss of approximately $33.4 million, while negative cash flow from operating activities has amounted to $26.9 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through September 30, 2011, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2011, we believe that we have sufficient capital to fund our planned operations into the second quarter of 2012. However, based on the various options for future clinical studies of AR-12 and AR-42 and pending results of our Phase II clinical trial of AR-67, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in the entire loss of your investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2011.

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

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 14, 2011	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Scott L. Navins
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

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through September 30, 2011, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and for the period from August 1, 2005 (inception) through September 30, 2011, and (v) Notes to Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.