Form 10-K
period 2011-12-31
Arno Therapeutics, Inc
filed 2012-03-30
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-52153

ARNO THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	52-2286452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Route 31 North, Suite 104, Flemington, New Jersey 08822

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2011: $12,382,426

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 29, 2012, there were 36,304,942 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following table summarizes our product development pipeline:

Product Candidate	Indications	Commercial Rights	Ongoing Studies / Status
Onapristone	Breast and endometrial cancer	Arno	Manufacture of drug substance and drug product is currently underway. Pre-clinical toxicology will be initiated upon availability of drug substance. Work has been initiated on a companion diagnostic intended to enhance selection of patients most likely to benefit from treatment with onapristone.

AR-42	Hematological malignancies	Arno	An investigator-initiated Phase I/IIa clinical study of AR-42 is ongoing at The James Cancer Center at The Ohio State University in patients with advanced or recurrent hematological malignancies and solid tumors for which standard treatment has failed or not proven to be effective.

AR-12	Solid tumors and hematological malignancies	Arno	A two part, multi-centered Phase I clinical trial of AR-12 is ongoing in patients with solid tumors and lymphoma who have progressed despite treatment with other therapies.

AR-67	Glioblastoma multiforme (GBM)	Arno	A two-cohort, multi-center Phase II clinical trial is ongoing in patients with GBM that have progressed with other therapies. The first cohort is closed and enrolled 13 patients who experienced rapid progression after treatment with bevacizumab (Avastin®, Roche). The second cohort has completed enrollment of 32 patients who have not been treated with Avastin within the last 90 days. We intend to complete this Phase II trial but have determined not to proceed with further development of AR-67.

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

Oncology Overview

According to the American Cancer Society, cancer is the second leading cause of death in the United States, surpassed only by heart disease, accounting for nearly one of every four deaths. According to the American Cancer Society, more than 1.6 million new cancer cases are expected to be diagnosed in 2012. According to a 2011 report by the American Cancer Society, the National Institutes of Health estimated direct costs for medical care for cancer related treatments in the United States in 2010 were $102.8 billion. With a 67% 5-year relative survival rate for all cancers from 2001-2007, according to the American Cancer Society, oncology remains a significant unmet medical need.

Pharmaceutical treatments are widely used to treat patients with cancer and are often used alongside surgery or radiation.  Different types of cancers respond in unique ways to different drugs, and some tumors may not respond at all to particular therapies.  In many cases, these treatments extend life by slowing the progression of the disease but become less effective over time as the cancer cells become resistant to a given therapy or a class of compounds with a particular mechanism of action.  For this reason, there is a need to develop new agents, particularly those with novel mechanisms that can be added to the current arsenal of treatment options.

Many types of drugs are presently used to treat cancer, including cytotoxics, targeted agents, hormones, and biologics.  According to a February 2012 report by Cowen & Co., the global cancer market was approximately $73.5 billion in 2011, of which cytotoxics accounted for $22.5 billion and targeted agents accounted for $33.2 billion.

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

Although there are many agents available to treat cancer, a number of factors contribute to determining which particular agent is administered to a patient.  There is a considerable amount of overlap in the mechanisms of action of approved therapies, and in many cases, multiple drugs in a class are approved and in clinical use.  The choice of a particular agent or class of agents is generally based on the results of empirical clinical trials in specific cancer indications, and a desire to treat the disease aggressively is balanced with considerations for the patient’s tolerance of the treatment and quality of life.  These considerations highlight the need to develop therapies that not only improve anti-cancer efficacy but also improve patient convenience and reduce side effects.

Product Development Pipeline

Onapristone

Overview

Pursuant to a February 2012 license agreement with Invivis Pharmaceuticals, Inc., or Invivis, we have the exclusive rights worldwide to develop and (other than in France) commercialize onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor, which is believed to be the mechanism by which it may inhibit the growth of breast and endometrial tumors. Onapristone was originally being developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic to identify patients who express the activated form of the progesterone receptor and therefore may have an enhanced likelihood to benefit from treatment with onapristone. During 2012, we intend to conduct pre-clinical toxicology studies and manufacturing activities that will enable us to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, in 2013.

The hormones estrogen and progesterone play important roles in normal female reproductive physiology and the development of certain tissues/organs including the breast and uterus. These two naturally occurring hormones are believed to play important roles in the development of certain female cancers (breast and endometrial) and the biologic effects of these two hormones make the estrogen and progesterone receptors important therapeutic targets. For example, chronic estrogen exposure unopposed by progesterone predisposes women to endometrial cancer, and the presence of estrogen or progesterone receptors in breast cancer tissues is predictive of response to anti-estrogen targeted therapies. Breast and endometrial cancers commonly express estrogen and progesterone receptors, but to date we have not identified if these receptors are functional and playing a role in tumor growth. A better diagnostic test may aide in selecting patients who are most likely to benefit from “hormone” treatment including onapristone.

Onapristone is a type 1 anti-progestin. Its mechanism of action is thought to be a direct result of binding to the progesterone receptor and preventing the binding of the progesterone receptor to DNA, thereby substantially reducing or eliminating progesterone receptor induced transcription resulting in death or differentiation of the malignant cell.

Potential Advantages

In prior clinical studies, onapristone had a 56% objective response rate in patients with breast cancer as a first line endocrine treatment and a 49% clinical benefit rate in patients with breast cancer with tamoxifen resistant disease. Clinical studies of onapristone are intended to evaluate safety and efficacy which may provide women with breast and endometrial cancer an additional treatment option and allow a delay in the time for which patients may need chemotherapy treatment.

Clinical Development

We do not currently have sufficient supply of drug substance and drug product to conduct necessary preclinical animal toxicology studies, which will enable us to evaluate onapristone in clinical studies with human subjects. Accordingly, our immediate development activities with respect to onapristone will be focused on manufacturing drug substance and drug product under “good manufacturing practice,” or GMP, conditions. In addition, we plan to focus on the development of a companion diagnostic that will help to identify patients whose tumors express the activated progesterone receptor, which we believe are most likely to respond to onapristone.

Following completion of the planned preclinical studies and our development of a companion diagnostic, we intend to file an IND with the FDA seeking to commence a dose escalation Phase I study of onapristone in patients with endometrial and breast cancer.

AR-42

Pursuant to a license agreement with The Ohio State University, or Ohio State, we also have exclusive rights to develop and commercialize AR-42, a novel oral cancer therapy currently in early clinical development.  AR-42 is a broad spectrum deacetylase inhibitor of both histone and non-histone proteins, which has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared in preclinical studies to vorinostat (also known as “SAHA” or Zolinza®), the first of only two marketed compound in the class.  AR-42 may possess additional histone-independent mechanisms, which may contribute to its superior profile in vitro and in vivo.  An investigator-initiated Phase I/IIa trial of AR-42 in patients with hematological malignancies and solid tumors is ongoing at Ohio State.

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

HDAC inhibitors are an emerging class of drug compounds that have demonstrated efficacy primarily in hematological malignancies, also called blood cancers, but are currently being developed in solid tumors as well. It is believed that HDAC inhibitors induce histone hyperacetylation and can cause cell death.  The first drug in this class to gain approval is SAHA, which is approved to treat cutaneous T-cell lymphoma, or CTCL, in patients that have failed two previous therapies.  Another HDAC inhibitor, romidepsin (Istodax®, Celgene Corporation) is approved to treat CTCL and peripheral T-cell lymphoma.  These two compounds and other HDACs are currently in late stage development for both hematological malignancies as well as solid tumors. In preclinical studies, AR-42 has demonstrated activity against a broad spectrum of deacetylase targets and increased potency compared to SAHA.

Potential Advantages of AR-42

AR-42 is a broad spectrum inhibitor of histone and non-histone deacetylase targets that we believe may have advantages over currently approved HDAC inhibitors, including SAHA.  As a result, many of our preclinical data compare AR-42 to SAHA.  In preclinical models, AR-42 has shown to be more potent or effective than SAHA in various cancer types, including chronic lymphocyte leukemia, or CLL, B-cell lymphoma, prostate and ovarian cancers.  Further, preclinical studies suggest that AR-42 has anti-cancer activities that are independent of histone acetylation and include Akt dephosphorylation, Bcl-xL and survivin suppression, and Ku70 acetylation, all of which disrupt the growth and proliferation of cancer cells.  We believe that this combination of activity and potency could make AR-42 a more effective treatment for hematological malignancies than currently available HDAC inhibitors and a potential treatment of a number of solid tumors. In addition, pre-clinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness neurofibromatosis type 2 (NF2).

In addition to its broad activity against hematological malignancies, pre-clinical data presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.

Clinical Development

We are collaborating with Ohio State, which is conducting an investigator-initiated Phase I/IIa study of AR-42 in patients with advanced or recurrent hematological malignancies for which no treatment is available.  The primary goal is to evaluate the safety and tolerability of AR-42 given orally three times per week.  Secondary endpoints include characterizing AR-42’s pharmacokinetics and its pharmacodynamic profile through the measurement of biomarkers and evaluation of clinical response. The recommended dose for further study in patients with hematological malignancies has been declared and we expect to identify the recommended dose for further study for patients with solid tumors by the fourth quarter of 2012.

The ongoing study is designed so that additional patients with hematological malignancies can be added to investigate the efficacy of AR-42 in a particular disease and help guide future Phase II programs once the recommended dose for further study has been defined.  Up to an additional 10 patients may be enrolled at the recommended phase 2 dose in each of the following disease cohorts: CLL/small lymphocytic lymphoma, multiple myeloma, and lymphoma.  We expect this expansion phase will take at least 12 months to complete.

In addition, in February 2012, the FDA granted orphan drug designation for AR-42 for the treatment of meningioma and schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. We believe AR-42 may provide a complement to surgery, particularly in cases where the location of the tumor within the brain or spinal cord precludes surgery. During 2012, we intend to collaborate with Ohio State to conduct a Phase 0 investigator-initiated study of AR-42 in patients with schwannoma and meningioma. The primary purpose of this study will be to assess intra-tumoral concentrations of AR-42, identify apoptosis markers and assess gene regulation.

AR-12

Overview

Pursuant to a license agreement with Ohio State, we have exclusive rights to develop and commercialize AR-12, a potentially first-in-class, orally available cancer treatment that is currently enrolling patients in a Phase I clinical study. AR-12 has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, that targets the Akt pathway, while also possessing activity in the endoplasmic reticulum stress pathway and other pathways targeting apoptosis. In pre-clinical studies, AR-12 has demonstrated activity in a wide range of tumor types and synergistic effects with several widely used anti-cancer agents, enhancing activity or overcoming drug-resistance when used in combination with Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech) and tamoxifen. We are currently enrolling patients with advanced or recurrent solid tumors or lymphoma in a Phase I clinical study of AR-12.

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

AR-12 has also demonstrated an ability to induce the endoplasmic reticulum (ER) stress mediated apoptosis pathway, which contribute to its unique profile in vitro and in vivo.  The ER stress pathway is a cellular mechanism that can either induce cellular protection or apoptosis.  AR-12, through the induction of PKR-like Endoplasmic Reticulum Kinase, or PERK, seems to selectively induce the pro-apoptotic response and appears to have a preferential effect on cancer cells.

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

We believe AR-12 is a potentially first-in-class molecule in human clinical development.  We also believe that PDK-1 may prove to be highly desirable target for oncology; therapeutic strategies to modulate the Akt pathway are of great scientific, clinical, and financial interest, and there are a few molecules in development that seek to target Akt through the inhibition of a protein known as PI3K.  PDK-1 is downstream of PI3K and thus may be more likely to impact the desired molecular targets further downstream and less likely to result in off-target toxicity.  Inhibition of PDK-1 also seems to be able to regulate other important oncology targets that are not be mediated by PI3K.  In addition to targeting PDK-1, we believe that AR-12 also has the ability to induce ER stress and has the potential to become an important agent in a range of cancer indications.

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

The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, that is primarily designed to evaluate the safety of AR-12 and to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future clinical studies of AR-12.  The study is also designed to utilize biomarkers and functional imaging to examine the pharmacodynamic effects of AR-12 in modulating certain targets within the PI3K pathway.  Secondary objectives for the Escalation Phase include characterizing the pharmacokinetics of AR-12 (i.e., how AR-12 is absorbed and eliminated in and from the body) and measuring tumor response.  We also anticipate the determination of a RP2D or MTD with the conclusion of the Escalation Phase in the third quarter of 2012.  Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types.  We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation, which has been shown to substantially increase the bioavailability in preclinical models.

The biomarker selection and evaluation is being led by Johann de Bono, M.D., Ph.D. of The Royal Marsden Hospital in London.  Dr. de Bono is a prominent researcher in oncology drug development and has been involved in the successful development of novel targeted therapies.

We believe that the data generated from the current Phase I study will provide important information to direct future studies, in terms of safety, pharmacokinetics and potential efficacy.  We also believe that the biomarkers and pharmacodynamic assays planned for the Phase I study may provide deeper understanding of the molecular actions of AR-12 and validate the preclinical hypothesis about AR-12’s activity in a clinical setting.  The information generated in these studies will also help to guide the potential future development of AR-12.

AR-67

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

We are currently conducting a multi-center, two-cohort Phase II clinical trial of AR-67 in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer. We have completed patient enrollment in this Phase II study, which evaluates the safety and efficacy of AR-67 as a treatment for patients with GBM that have progressed on other therapies. The first cohort enrolled patients who had progressed rapidly (within 90 days) after treatment with Avastin, a drug approved in this indication.  These patients’ cancer normally progresses quite aggressively, and the endpoint for this cohort is two months of progression-free survival.  We closed enrollment in this cohort due to a lack of clinical response among the first 13 patients that were enrolled. The second cohort was designed to enroll up to 32 subjects who had not received Avastin treatment in the past 90 days. The primary endpoint of the second cohort is six months of progression-free survival. To date, we have completed enrollment of all 32 subjects, with five subjects still receiving AR-67. To date, only a small number of subjects have achieved the primary endpoint of six months of progression-free survival. Due to this low response rate, we have determined not to proceed with further development of AR-67 and instead plan to focus our available resources on our other product candidates, particularly onapristone and AR-42.

Moreover, in January 2012, we received a notice from the University of Pittsburgh, from which we licensed our rights to AR-67, indicating that we were in default under our license agreement for failure to pay an annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with the university to terminate the license agreement. We are currently working with the university to wind down our AR-67 program, and intend to fulfill our ongoing obligations in connection with the completion of the Phase II GBM study.

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

Onapristone

If approved, onapristone would compete with other classes of oncology drugs referred to as “hormonal” agents (antiestrogens, aromatase inhibitors, megestrol acetate) used in the treatment of breast and endometrial cancers. Antiestrogens, aromatase inhibitors, and megestrol acetate have been used for a number of decades and the medical community is aware and accepting of their safety and efficacy profile. Many of these agents are off patent and thus available at a low cost. In addition, combination chemotherapy is routinely used after patients with breast and endometrial cancer have failed standard hormonal treatments, and thus onapristone may be positioned as an agent which delays the need for chemotherapy.

  Although onapristone has a known risk for elevated liver function tests, we believe that onapristone’s historical therapeutic profile will allow it to compete successfully in the crowded space of breast cancer treatments and as an effective treatment for women with endometrial carcinoma.

 AR-42

If approved, AR-42 would compete with other HDAC inhibitors. HDAC inhibitors have displayed efficacy in a broad range of settings as single agents and in combination with other therapeutics.  The first HDAC inhibitor to obtain approval is vorinostat (“SAHA,” or Zolinza®), which is approved for the treatment of recurrent cutaneous T-cell lymphoma (“CTCL”).  Additionally, in November 2009 Gloucester Pharmaceuticals received FDA approval for its novel HDAC inhibitor, romidepsin, to treat CTCL before being acquired by Celgene Corp. in December 2009.  Subsequently, romidepsin (Istodax®, Celgene Corporation) has been approved for the treatment of patients with peripheral T-cell lymphoma. Other HDAC inhibitors are in Phase II and Phase III trials, primarily in hematological malignancies, but also in solid tumors as both single agents and in combination with other oncology therapies.

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

AR-12

AR-12 is believed to target PDK-1, which is in the PI3K/Akt pathway. Targeting the PI3K/Akt pathway has been of great interest to the pharmaceutical industry, particularly compounds that target PI3K.  The approaches for targeting PI3K are general inhibition or the specific inhibition of the alpha, beta, gamma, or delta subunit of this kinase.  Some of these molecules also combine PI3K inhibition with activity against the mammalian target of rapamycin (“mTOR”), a target that is believed to also play a role in the PI3K/Akt pathway.  Other approaches to this pathway include targeting Akt directly.  Additionally, companies such as Wyeth, Vernalis, GlaxoSmithKline, and Novartis have published data on their preclinical discovery programs to target PDK-1.

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

Onapristone License Agreement

 Our rights to onapristone are governed by a license agreement with Invivis Pharmaceuticals, Inc., or Invivis, dated February 13, 2012. Under this agreement, we hold an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides us with worldwide rights to onapristone with the exception of France; provided, however, that we have an option to acquire French commercial rights from Invivis upon notice to Invivis together with a cash payment.

Under our license agreement for onapristone, we have exclusive, worldwide rights to a U.S. provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. We intend to expand our patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

Under the terms of our license agreement with Invivis, we made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We will make the first milestone payment to Invivis upon the dosing of the first subject in the first company sponsored Phase 1 clinical trial of onapristone. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

Under the license agreement with Invivis, we also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided, however, that we shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, (c) result from a breach of warranty by Invivis, or (d) result from a breach of any representation, warranty confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (a) the last to expire valid claim contained in the patent rights, and (b) 20 years. Invivis may generally terminate the agreement at any time upon a material breach by us to the extent we fail to cure any such breach within 90 days after receiving notice of such breach or in the event we file for bankruptcy. We may terminate the agreement for any reason upon 90 days’ prior written notice.

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

AR-67 License Agreement

Our rights to AR-67 were governed by an October 2006 license agreement with the University of Pittsburgh. Under this agreement, we held an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses.

On January 12, 2012, we received a written notice from the university, indicating that we were in default under the license agreement due to our failure to pay an annual payment of $250,000 under the terms of the agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with the university to terminate the license agreement.

Under the terms of our license agreement with the University of Pittsburgh, we made a one-time cash payment of $350,000 to the university and reimbursed it for past patent expenses. Additionally, the university was entitled to performance-based cash payments of up to an aggregate of $4.0 million upon successful completion of clinical and regulatory milestones relating to AR-67.

Under the license agreement with the University of Pittsburgh, we also agreed to indemnify and hold the university and its affiliates harmless from any and all claims, actions, demands, judgments, losses, costs, expenses, damages and liabilities (including reasonable attorneys’ fees) arising out of or in connection with (i) the production, manufacture, sale, use, lease, consumption or advertisement of AR-67, (ii) the practice by us or any affiliate or sublicensee of the licensed patent; or (iii) any obligation of us under the license agreement unless any such claim is determined to have arisen out of the gross negligence, recklessness or willful misconduct of the university.

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. In February 2012, AR-42 received orphan-drug designation from the FDA for the treatment of meningioma and schwannoma of the central nervous system, which are benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Where appropriate, we will also seek orphan drug designation for our other product candidates, including potentially for certain uses of AR-12.

Under European Union medicines laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits. On March 8, 2012 the European Medicines Agency, Committee on Orphan Medicinal Products (COMP) issued a positive opinion on the application for orphan designation of AR-42 for treatment of neurofibromatosis-type 2 disease complex.

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

Research and Development Expenses

We spent approximately $5.7 million in fiscal year 2011 and $4.1 million in fiscal year 2010 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of December 31, 2011, we had six full-time employees, none of whom are covered by a collective bargaining agreement. During January 2012, our Chief Operations Officer and Senior Clinical Study Manager resigned from the Company. We believe our relations with our employees are satisfactory.

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

To date, we have generated no product revenues . Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, none of our product candidates are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Based on our current development plans, we believe we have cash on hand to fund our operations through approximately the third quarter of 2012.  We will require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. In addition, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the global economic turmoil of the last few years, which continues to severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs and may severely harm our business.

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

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2011 and 2010, we had a net loss of $7,909,113 and $4,023,026, respectively.  For the period from our inception on August 1, 2005 through December 31, 2011, we had a net loss of $35,513,000.  Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	seek patent protection for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the years ended December 31, 2011 and 2010, we had negative cash flows from operating activities of $6,833,566 and $3,533,085, respectively.  Since inception on August 1, 2005 through December 31, 2011, we have had negative cash flows from operating activities of $28,736,704.  We expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Arie S. Belldegrun, M.D., our Chairman, David M. Tanen, one of our directors, and Joshua A. Kazam, a co-founder and director of our company until September 2010, are the managing members of Two River Consulting, LLC, or TRC. Mr. Tanen serves as our Secretary and, from June 2009 until April 2011, also served as our President. In June 2009, we entered into a services agreement with TRC pursuant to which it performs various management, clinical development, operational and administrative activities and services for us. As consideration for these services, we paid TRC a monthly cash fee of $55,000. While the term of the services agreement expired on April 1, 2011, we continue to utilize the services of TRC and TRC is now billing the Company for actual hours worked on a monthly basis. For the second through fourth quarters of 2011, TRC billed us $287,145 for services rendered, an average of approximately $31,900 per month. Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, a co-founder and director of our company until April 2011, are also officers and directors of Riverbank, a broker-dealer registered with the Financial Industry Regulatory Agency, or FINRA, which served as placement agent in connection with our September 2010 private placement of Series A Preferred Stock. Scott L. Navins, the Financial and Operations Principal of Riverbank and Vice President – Finance of TRC, serves as our Treasurer.

Generally, Delaware corporate law requires that any transactions between us and any of our affiliates be on terms that, when taken as a whole, are substantially as favorable to us as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. We believe that the terms of the agreements that we have entered into with TRC and Riverbank satisfy the requirements of Delaware law, but in the event one or more parties challenges the fairness of such terms we may have to expend substantial resources in resolving such challenges and can make no guarantees of the result. Further, none of our affiliates or TRC is obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance, and the investors should not expect, that any biomedical or pharmaceutical product or technology identified by such affiliates or TRC in the future will be made available to us.

In addition to the relationships and transactions described above, each of Dr. Belldegrun and Messrs. Kash, Kazam and Tanen are significant stockholders and serve as officers and directors of other biopharmaceutical and biotechnology companies some of which may be considered a potential competitor of ours.  See “Directors and Executive Officers” for additional information about the activities of Dr. Belldegrun and Mr. Tanen.  Certain of our other current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are substantially dependent on the services of TRC and other consultants.

We have only four employees. We currently rely heavily on TRC to render various management, accounting and administrative activities and services for us. We also rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

Although we currently engage TRC to provide personnel to perform a variety of management, accounting and other services on our behalf on a consulting basis, we expect to directly hire employees, including at the senior management level, in the future as we further the development of our clinical programs. As we further the development of our product candidates, we intend to hire employees to perform the services currently being rendered by TRC. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

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

Our executive officers, directors and principal stockholders, which include the persons affiliated with TRC discussed above, beneficially own approximately 58% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

The co-lead investors in our September 2010 private placement own a significant amount of our voting securities and are entitled to substantial governance rights that may limit our management’s autonomy.

The three co-lead investors in our September 2010 private placement, Pontifax Ltd. (“Pontifax”), Commercial Street Capital, LLC (“Commercial Street Capital”), and UTA Capital LLC (“UTA Capital”) beneficially own approximately 12.1%, 9.0%, and 8.2% of our outstanding common stock, respectively.  In addition, pursuant to the terms of the purchase agreement that we entered into with the investors in our 2010 private placement, each co-lead investor has the right to designate one individual to be appointed to our board of directors, subject to certain ownership and other requirements and conditions.  Moreover, the 2010 purchase agreement provides that each such director has the right to serve on any or all of the committees of our board of directors.  The purchase agreement also provides that the affirmative vote of each such investor-designated director then in office shall be required to approve the appointment of our chief executive officer and to authorize certain transactions between us and one of our officers, directors, principal stockholders or their affiliates.  Pursuant to their rights under the purchase agreement, Pontifax, Commercial Street Capital, and UTA Capital designated Tomer Kariv, Steven Ruchefsky, and Yacov Reizman, respectively, for appointment to our board of directors. This concentration of ownership and governance rights among the co-lead investors may not be in the best interests of all our stockholders.  The co-lead investors will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  Such concentration of voting power could have the effect of delaying or preventing a change of control or other business combination, and may adversely affect the market price of our common stock.

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

All of our product candidates are in the very early stages of development and will require extensive clinical trials before they may be approved for marketing. Clinical trials are very expensive and time-consuming. Any failure or delay in completing clinical trials for our product candidates could harm our business.

All of our current product candidates are in early stages of development and will require extensive clinical and other testing and analysis before we will be in a position to consider seeking regulatory approval to sell such product candidates. Conducting clinical trials is a lengthy, time consuming and very expensive process and the results are inherently uncertain. The duration of clinical trials can vary substantially according to the type, complexity, novelty and intended use of the product candidate. We estimate that clinical trials of our product candidates will take at least several years to complete. The completion of clinical trials for our product candidates may be delayed or prevented by many factors, including without limitation:

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

We depend on licensing agreements with third parties to maintain the intellectual property rights to our products under development. We have licensed rights from Invivis Pharmaceuticals, Inc., the University of Pittsburgh and The Ohio State University Research Foundation. These agreements require us and our licensors to perform certain obligations that affect our rights under these licensing agreements. All of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

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

In January 2012, we received a written notice from the University of Pittsburgh that we have failed to satisfy an annual payment of $250,000 required to be paid under our license agreement for AR-67. The notice demanded that we make the payment within 60 days, or we would be in default under the agreement. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with the university to terminate the license agreement, resulting in the loss of our rights to AR-67.

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

Our principal offices are located at 200 Route 31 North, Suite 104, Flemington, New Jersey 08822, where we occupy approximately 4,168 square feet of office space pursuant to the terms of a lease agreement dated August 4, 2011.  The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  We provided a cash security deposit of $10,455, or two months’ base rent.  We are also responsible for payment of our share of common area maintenance costs and taxes.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible for trading on the OTC Bulletin Board, or the OTCBB; however, there have been only a few trades in our common stock since we filed an application to deregister our common stock in May 2009. The historical trading of our common stock has been extremely limited and sporadic.  Accordingly, there is not an established public trading market for our common stock.

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

Quarter Ended	High	Low
March 31, 2010	$-	$-
June 30, 2010	$0.51	$0.51
September 30, 2010	$-	$-
December 31, 2010	$-	$-
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$-	$-
December 31, 2011	$1.50	$1.50

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 29, 2012, we had approximately 254 holders of record of common stock, not including those held in “street name.”

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

Company Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – We recently acquired rights to onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND by the second quarter of 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). We expect to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for AR-42 by the end of 2012. Once the MTD is defined, the study is designed so that additional subjects with hematological malignancies can be added to investigate efficacy and safety in a particular disease and help guide future Phase II programs. Up to an additional 10 study subjects may be enrolled at the RP2D in each of multiple myeloma, CLL and lymphoma. The protocol has been amended to include a solid tumor cohort and we expect patient accrual to the solid tumor cohort to begin in the second quarter of 2012. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete.

•	AR-12 – We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD or RP2D for future studies of the compound. We anticipate that the Escalation Phase will be completed in the third quarter of 2012. We also anticipate the determination of an RP2D or MTD with the conclusion of the Escalation Phase in the third quarter of 2012. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has been shown to substantially increase the bioavailability in preclinical models.

•	AR-67 – AR-67 is a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity. In 2008, we completed a multi-centered, ascending dose Phase I clinical trial of AR-67 in patients with advanced solid tumors. AR-67 is currently being studied in a Phase II clinical trial in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer. Due to the low response rate among patients in the study, we have determined not to proceed with further development of AR-67 and instead plan to focus our available resources on our other product candidates, particularly onapristone and AR-42.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2011 and 2010 were approximately $2.0 million and $0.9 million, respectively.  This increase of approximately $1.1 million over 2010 is primarily attributable to an increase of approximately $0.6 million in personnel costs, including stock compensation expense related to the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011, as no paid employees held those positions during the same period in 2010. Additionally, there is an approximately $0.2 million increase in legal and accounting fees related to the Company’s public filings as a result of becoming a public reporting company during the first quarter of 2011. The Company was not publicly reporting during 2010 and, therefore, did not incur such costs.  Additionally, there were increases of approximately $0.1 million in board fees and travel and entertainment expenses over 2010 due to increased board and management activities compared to 2010.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2011 and 2010 were approximately $5.7 million and $4.1 million, respectively.  The increase of approximately $1.6 million over 2010 is primarily due to an increase of approximately $0.9 million relating to manufacturing and regulatory activities for AR-42 in 2011 related to potential clinical studies in 2012 and beyond, with no such activities in 2010.  Additionally, there was an increase of approximately $0.6 million in employee compensation costs related to the hiring of a chief medical officer in June 2011 and a clinical operation manager in January 2011, with no employees in such positions during the same period of 2010.  There was also an increase of approximately $0.1 million in costs relating to meetings with scientific advisors and for traveling to various contractor sites in 2011, with minimal amounts of such activities during the same period of 2010.  There was also an expense of approximately $0.1 million in 2011 for certain consultants providing guidance to management regarding the development prioritizations for our licensed compounds with no such expenses during 2010.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2011 and 2010, as well as the cumulative amounts since we began development of each product candidate through December 31, 2011. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Years Ended December 31,		Cumulative
			amounts during
	2011	2010	development
Onapristone	$26,418	$-	$26,418
AR-12	1,860,377	2,037,367	8,842,888
AR-67	554,220	484,279	7,665,217
AR-42	1,035,642	74,653	4,031,477
Unallocated R&D	2,214,179	1,543,255	7,742,078
Total	$5,690,836	$4,139,554	$28,308,078

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND by the second quarter of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $2.6 million on external development costs during the fiscal year 2012, including a one-time cash payment of $0.5 million to Invivis upon execution of the license agreement in February 2012.

AR-42. We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins.  AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.  In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). Based on our current development plans for AR-42, we anticipate spending approximately $1.7 million on external development costs during the fiscal year 2012.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12.  We anticipate that the Escalation Phase will be completed in 2012. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations.  We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has shown to increase the bioavailability in preclinical models. Based on our current development plans for AR-12, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2012.

AR-67. AR-67 is currently being studied in a Phase II clinical study in patients with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer.  Due to the low response rate among patients in the study, we have determined not to proceed with further development of AR-67 and instead plan to focus our available resources on our other programs, particularly onapristone and AR-42. Based on our current development plans for AR-67, which include the completion of the Phase II GBM study, we anticipate spending approximately $0.3 million on external development costs during the fiscal year 2012.

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

Interest Income. Interest income for the years ended December 31, 2011 and 2010 was $28,771 and $19,339. The increase in interest income over 2010 is due to higher average cash balances levels as a result of our September 2010 private placement.

Other Income (Expense).  For the year ended December 31, 2011, we had other expense of approximately $0.3 million, most of which related to noncash adjustments to the warrant liability with no such charges in 2010. For the year ended December 31, 2010, we had other income of approximately $1.0 million which consisted primarily of the approximately $0.7 million in funding received under the IRS Qualifying Therapeutic Discovery Project for our product candidates and proceeds from our sale of approximately $4.0 million of New Jersey net operating losses pursuant to our participation in the New Jersey Tax Benefit Transfer Program.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2011	2010
Cash and cash equivalents	$6,678	$13,528
Working capital	$5,012	$11,782
Stockholders' equity	$1,356	$8,436

	Year Ended December 31,		Period from August 1, 2005 (inception) to December 31,
Cash flow data	2011	2010	2011
Cash provided by (used in):
Operating activities	$(6,833)	$(3,533)	$(28,737)
Investing activities	(23)	-	(185)
Financing activities	6	13,974	35,600
Net increase (decrease) in cash and cash equivalents	$(6,850)	$10,441	$6,678

Our total cash resources as of December 31, 2011 were approximately $6.7 million compared to approximately $13.5 million as of December 31, 2010.  As of December 31, 2011, we had approximately $5.7 million in liabilities (of which approximately $3.7 million represented a non-cash warrant liability), and approximately $5.0 million in net working capital.  Since August 1, 2005 (inception) through December 31, 2011, we have incurred an aggregate net loss of approximately $35.5 million, while negative cash flow from operating activities has amounted to approximately $28.7 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through December 31, 2011, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support or operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2011, we believe we have sufficient capital to fund our planned operating activities through approximately the third quarter of 2012. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs beyond the third quarter of 2012 are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including the changes in the focus and direction of our research and development programs, including the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

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

The continuation of our business beyond the third quarter of 2012 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As previously disclosed, on October 25, 2006, we entered into a license agreement (the “Agreement”) with the University of Pittsburg (“Pitt”), pursuant to which we obtained an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the Agreement for failure to pay a $250,000 annual license fee under the terms of the Agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the Agreement. We are currently working with Pitt to wind down our AR-67 program, and intend to fulfill our ongoing obligations in connection with the completion of the Phase II study of AR-67 in patients with GBM.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	62	Chairman of the Board
Glenn Mattes	56	President, Chief Executive Officer and Director
Alexander Zukiwski, M.D.	54	Vice President, Chief Medical Officer
David M. Tanen	40	Secretary and Director
Scott L. Navins	40	Treasurer
Stefan Proniuk, Ph.D.	41	Vice President of Product Development
William F. Hamilton, Ph.D.	72	Director
Tomer Kariv	51	Director
Yacov Reizman	60	Director
Steven B. Ruchefsky	50	Director

 Arie S. Belldegrun, M.D., FACS has served as the chairman of Arno’s board of directors since March 2008. He is currently the Chairman of Two River Group Management, LLC, the managing member of Two River Group Holdings, LLC, and the chairman of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Arno. See “Certain Relationships and Related Party Transactions.” Dr. Belldegrun is Professor and Chief of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, where he holds the Carol and Roy Doumani Chair in Urologic Oncology. He received his medical degree at the Hebrew University Hadassah Medical School, and conducted his post-doctoral studies at the Weizmann Institute of Science in Israel.   He completed his Urologic Surgery residency at Harvard Medical School in 1985 and his Surgical Oncology fellowship at the National Cancer Institute/National Institute of Health in 1988. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons. Dr. Belldegrun is also the founder and founding chairman of Agensys Inc., a privately held biotechnology company developing fully human antibody cancer therapeutics based on novel and clinically relevant targets. In December 2007, Agensys was acquired by Astellas Pharma, Inc. in a deal valued at $537 million. Dr. Belldegrun served as Vice-Chairman of the Board of Directors and Chairman of the Scientific Advisory Board of Cougar Biotechnology, an oncology-focused biopharmaceutical company, until its sale to Johnson & Johnson in July 2009.  Since October 2009, Dr. Belldegrun has served as a director of Nile Therapeutics, Inc., a publicly-held company focused on the development of biopharmaceutical products for the treatment of cardiovascular diseases. He is also the Chairman of the Board of Directors of Kite Pharma, Inc., a privately held company focused on the development of immune-based targeted therapies to treat different cancer indications. Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and is a reviewer for many medical journals and granting organizations. He served as Chairman of the Molecular and Biological Technology Committee of the American Urological Association and member of its Technology Assessment Council, as a member of the Governor’s council on Bioscience for the State of California, and as a biotechnology group leader and member of The Los Angeles Economy and Jobs Committee established in October 2006 by Mayor Antonio Villaraigosa. He is the author of several books on prostate and kidney cancers, holds several biopharmaceutical patents, and has written over 400 scientific publications with an emphasis on urologic oncology.

Glenn Mattes was appointed to serve as Arno’s President, Chief Executive Officer, and director in April 2011. He has over 25 years of commercialization and general management experience across a wide range of businesses.  From 2002 to 2011, Mr. Mattes served as the President of Tibotec Therapeutics, a Johnson & Johnson operating company focused on oncology and virology therapeutics, where he led the organization responsible for the development, marketing and sales of novel antiretroviral compounds in North America. Under Mr. Mattes’ leadership, Tibotec successfully launched the first two Johnson & Johnson products in the United States’ HIV/AIDS market.  In 2008, Mr. Mattes was appointed to the President’s Advisory Council on HIV/AIDS (PACHA) by the U.S. Secretary of Health and Human Services to counsel White House administrations on both domestic and global health and treatment issues. Prior to Tibotec, from 1998 to 2002 Mr. Mattes served as the Vice President of Worldwide Commercial Operations at Centocor, where he played a critical role in defining Centocor’s overall business direction, as well as developing and implementing the organization’s sales and marketing strategy leading to the introduction of Remicade®.  Prior to joining Centocor, Mr. Mattes gained a wealth of pharmaceutical experience at Rhone Poulenc Rorer (RPR) (now Aventis), where he held positions of increasing responsibility, including President of RPR Canada, and Vice President of Advanced Therapeutics and Oncology, North America, where he was largely responsible for the successful launch of both Taxotere® and Lovenox®. Mr. Mattes received a BS degree from the City University of New York.

Alexander Zukiwski, M.D., was appointed to serve as Arno’s Vice President and Chief Medical Officer in June 2011.  Dr. Zukiwski has more than 15 years of experience in global oncology drug development and was most recently Executive Vice President, Clinical Research, and Chief Medical Officer at MedImmune, Inc. where he served until March 2011, leading the organization that was responsible for developing and implementing MedImmune's clinical research, medical affairs and safety strategies.  From 2002 until he joined MedImmune in 2007, Dr. Zukiwski held medical affairs and clinical development positions of increasing responsibility at Johnson & Johnson Pharmaceutical Research & Development, LLC (“JJPRD”), Centocor and Ortho Biotech, all Johnson & Johnson companies, including serving as therapeutic area head for oncology and acting head of oncology research and development.  As Vice President, Head of Clinical Oncology, he was responsible for strategic oversight and portfolio management of therapeutic oncology, hematology and supportive care clinical development programs for JJPRD and Centocor's oncology development group.  Before joining Johnson & Johnson, Dr. Zukiwski held clinical oncology positions at Hoffmann-LaRoche, Glaxo Wellcome and Rhone- Poulenc Rorer.  Dr. Zukiwski received a bachelor’s degree in pharmacy from the University of Alberta and a Doctor of Medicine degree from the University of Calgary.  He conducted his post-graduate training at St. Thomas Hospital Medical Center in Akron, Ohio and the University of Texas, M.D. Anderson Cancer Center.

David M. Tanen is a co-founder of Arno and has served as a director and its secretary since its inception. Mr. Tanen also served as Arno’s President from June 2009 until April 2011.  In September 2004, Mr. Tanen co-founded Two River Group Holdings, LLC (“Two River”), a venture capital firm that specializes in the creation of new companies that acquire rights to commercially develop biotechnology products, and currently serves as Vice President and Director of Two River’s managing member, Two River Group Management, LLC. Mr. Tanen also serves as an Officer and Director of Riverbank Capital Securities, Inc., a broker dealer registered with FINRA (“Riverbank”), which engages in private placement activities for public and private companies, primarily in the life science sector, and which performed placement agent services for Arno in 2008 and 2010.  Mr. Tanen also serves as an officer of the managing member of Two River Consulting, LLC, which provides management, operational and other services for Arno.  See “Certain Relationships and Related Party Transactions.” Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen was a Director of Paramount BioCapital Investments, LLC, a biotechnology focused venture capital company. Mr. Tanen also served as a member of the General Partner of the Orion Biomedical Fund, LP.  Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

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

William F. Hamilton, Ph.D. was appointed to Arno’s board of directors in October 2008.  Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. Dr. Hamilton serves on the board of directors of Ceptaris Therapeutics, Inc., a privately-held specialty pharmaceutical company that develops small molecule pharmaceuticals licensed from academic laboratories. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his MBA from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics.

Tomer Kariv is the co-founder and Chief Executive Officer of Pontifax, a group of Israeli based life sciences venture funds focusing on investments in development stage bio-pharmaceutical and med-tech technologies.  Mr. Kariv serves as an active board member of many of the funds' portfolio companies, assuming a special responsibility for strategic planning.  Among others, Mr. Kariv serves as the Chairman of Check-Cap Ltd and is a board member of Macrocure Ltd and Aposense Ltd.  During the 10 years prior to establishing Pontifax in 2004, Mr. Kariv played a key role in investing, managing and nurturing technology driven companies and startups and has held senior management positions at top Israeli financial institutions. Mr. Kariv practiced law with Sullivan & Cromwell, a leading corporate law firm in New York, and holds a B.A. in Economics from Harvard University and a J.D. from Harvard Law School.

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

Steven Ruchefsky is President of Commercial Street Capital LLC, a private investment company and significant stockholder in Arno.  For the last decade, Mr. Ruchefsky has been working as an investment manager for the founder and CEO of a multi-billion dollar hedge fund. Mr. Ruchefsky began his career at a prominent New York City law firm where he became a partner, member of management and chair of a specialized litigation group. Upon leaving his law firm and prior to his current employment, Mr. Ruchefsky was a principal of an early stage venture capital operation. In addition to Arno, Mr. Ruchefsky currently sits on the boards of several public and private companies, including Itamar Medical (TASE: ITMR), Kite Pharma, Inc, MD Solar Sciences, Inc.  Mr. Ruchefsky is a graduate of The George Washington University Law School.

Scott L. Navins has served as Arno’s Treasurer since its inception, and has been responsible for all of our accounting and financial reporting services since the departure of our former Chief Financial Officer in February 2010.  He is also the Vice President of Finance at Two River Group Holdings, LLC (“Two River”) and Two River Consulting, LLC, where he is responsible for all accounting, finance and control activities. Mr. Navins joined Two River in 2005. Prior to joining Two River, from 2004 to 2005 Mr. Navins was the Senior Controller at Westbrook Partners, where he managed the accounting for a $560 million real estate private equity fund, including financial and partner reporting, tax coordination, maintaining internal controls and overseeing a $300 million credit facility, among other things. Before that, from 2002 to 2004 Mr. Navins was a Senior Manager at Morgan Stanley, where he managed the accounting for a $2.4 billion real estate private equity fund. Prior to that Mr. Navins was an Associate in the Finance Group at BlackRock, Inc. and the controller for a high-tech venture capital fund.  Mr. Navins also serves as the Financial and Operations Principal of Riverbank Capital Securities (member FINRA/SIPC) and has served as Treasurer of Nile Therapeutics, Inc., a publicly-held biopharmaceutical company, since 2005.  Mr. Navins graduated with honors from The George Washington University in 1993, where he earned a Bachelor of Accountancy degree.  Mr. Navins passed the Uniform Certified Public Accounting examination in 1993.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Reizman, Ruchefsky and Tanen have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharma and life science companies.  Each of Drs. Belldegrun and Hamilton and Mr. Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise.  Mr. Mattes’ extensive commercialization and general management experience and his current position as our President and Chief Executive Officer allow him to provide a unique insight into our development and growth.  As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us.

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

Audit Committee

The current members of our Audit Committee are Dr. Hamilton (Chair), Mr. Reizman and Mr. Ruchefsky.  Our Board of Directors has determined that Dr. Hamilton qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that all members are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all of the compensation for the 2011 and 2010 fiscal years awarded to, earned by or paid to (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2011; and (ii) two other individuals that served as an executive officer at the conclusion of the fiscal year ended December 31, 2011 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Glenn R. Mattes (3)	2011	68,590	120,342	172,750	1,098,200	12,750	1,472,632
President and CEO
Alexander Zukiwski, M.D. (4)	2011	197,596	100,000	–	854,000	6,500	1,158,096
VP and Chief Medical Officer
David M. Tanen (5)	2011	–	–	–	–	–	–
Former President	2010	–	–	–	–	–	–
J. Chris Houchins (6)	2011	225,000	–	–	256,200	–	481,200
Former Chief Operating Officer	2010	209,756	102,422	–	–	–	312,178

(1)	Amounts reflect the grant date fair value of stock awards and option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

(2)	Amounts represent automobile allowances.

(3)	Mr. Mattes was appointed President and Chief Executive Officer on April 25, 2011.

(4)	Dr. Zukiwski was appointed Vice President, Chief Medical Officer on June 22, 2011.

(5)	Mr. Tanen served as Arno’s President from June 8, 2009 until the appointment of Mr. Mattes as President and Chief Executive Officer on April 25, 2011. Mr. Tanen, who also serves as a director, did not receive compensation for his service as President. However, Two River Consulting, LLC did receive compensation for Mr. Tanen’s services as President of Arno. See “Certain Relationships and Related Transactions, and Director Independence.” Mr. Tanen also receives compensation for his service as a director in accordance with the terms of our non-employee director compensation plan. See “—Director Compensation.”

(6)	Mr. Houchins resigned his employment with us, effective as of January 13, 2012.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Glenn Mattes

President and Chief Executive Officer

Mr. Mattes’ employment with us is governed by an employment agreement dated April 25, 2011.  The agreement provides for a three-year term expiring on April 25, 2014, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal.  Pursuant to the employment agreement, Mr. Mattes will receive an initial annualized base salary of $100,000 for a period of one year, after which his base salary will be increased to $350,000 per year, subject to further increases on an annual basis in accordance with the consumer price index plus 1%.  The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Mr. Mattes will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary; provided, however, that Mr. Mattes will be eligible to receive a performance bonus of up to $175,000 during the first year of the term.  For 2011, our Board of Directors awarded Mr. Mattes a performance bonus of $120,342, representing 100% of his target bonus prorated for his service during the year. In the event of a “Change of Control” (as defined in the Company’s 2005 Stock Option Plan), Mr. Mattes shall receive a cash bonus in an amount equal to the greater of (a) $100,000, and (b) 0.15% of the amount by which the aggregate consideration to be received by Arno and/or our stockholders in connection with such Change of Control exceeds $100,000,000.

Pursuant to the employment agreement, on the date of the agreement, Mr. Mattes was granted 10-year options to purchase a total of 2,354,379 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 60% of such shares are designated as  “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board.   On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Mr. Mattes’ Performance Options would vest in the maximum potential amount of 215,872 shares. In addition, Mr. Mattes was granted 250,000 shares of our common stock (the “Restricted Shares”) on the date of the employment agreement.   The Restricted Shares shall vest in 12 equal monthly installments beginning on May 25, 2011.

The employment agreement provides that if Arno terminates Mr. Mattes without “Cause,” or if he resigns for “Good Reason” (each as defined in the agreement), then he shall be entitled to: (i) any earned but unpaid performance bonus; (ii) continued payment of his then current annualized base salary for a period of 12 months; (iii) an acceleration in the vesting of the Employment Options and Restricted Shares such that all unvested Employment Options and Restricted Shares shall be deemed vested as if Mr. Mattes had remained continuously employed with Arno for one year following his termination date; and (iv) the vesting of all earned but unvested Performance Options.  In addition to the foregoing, in the event that Mr. Mattes’ employment is terminated in connection with a Change in Control, then Mr. Mattes shall also be entitled to the immediate vesting of all unvested Employment Options, Performance Options, and Restricted Shares.

Alexander Zukiwski, M.D.

Vice President and Chief Medical Officer

Dr. Zukiwski’s employment with us is governed by an employment agreement dated June 22, 2011.  The agreement provides for a three-year term expiring on June 22, 2014, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal.  Pursuant to the employment agreement, Dr. Zukiwski was entitled to an initial annualized base salary of $375,000, which was subsequently increased to $394,000 for 2012.  The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary.  For 2011, our Board awarded Dr. Zukiwski a performance bonus of $100,000, representing approximately 100% of his target bonus, prorated for his service during the year. Pursuant to the employment agreement, we have also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Dr. Zukiwski’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

Pursuant to the employment agreement, on the date of the agreement, Dr. Zukiwski was granted 10-year options to purchase a total of 1,750,000 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 50% of such shares are designated as  “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”  The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on June 22, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Dr. Zukiwski’s Performance Options would vest in the maximum potential amount of 154,224 shares.

The employment agreement provides that if Arno terminates Dr. Zukiwski without “Cause,” or if he resigns for “Good Reason” (each as defined in agreement), then he shall be entitled to: (i) any earned but unpaid performance bonus; (ii) continued payment of his then current annualized base salary for a period of 12 months; and (iii) the acceleration of the vesting of the Employment Options such that all unvested Employment Options shall be deemed vested as of the termination date.  In addition to the foregoing, in the event that Dr. Zukiwski’s employment is terminated 60 days prior to or within 12 months following a “Change in Control” (as defined in the employment agreement), Dr. Zukiwski shall also be entitled to the immediate vesting of all unvested Performance Options.

J. Chris Houchins

Former Chief Operating Officer

Mr. Houchins’ employment with us was governed by a letter agreement dated September 12, 2007, as amended on August 26, 2010.   Under the letter agreement, which provided for Mr. Houchins’ employment with us on an at-will basis, Mr. Houchins was entitled to an annual base salary of 180,000, which was subsequently increased to 207,500 on January 1, 2009 and to $225,000 on November 16, 2010. In addition, Mr. Houchins was eligible to receive an annual performance bonus of up to 25% of his base salary upon the successful completion of annual corporate and individual milestones.  The letter agreement also provided for the awarding of certain stock options to Mr. Houchins, referred to as Employment Options.  On September 17, 2007, Mr. Houchins was granted ten-year Employment Options to purchase 99,689 shares of our common stock at an exercise price of $1.00, with one-quarter vesting after one year and the remainder vesting in 36 equal monthly installments thereafter.  On September 29, 2009, Mr. Houchins was granted ten-year Employment Options to purchase 200,000 shares of our common stock at an exercise price of $1.00, vesting in three equal annual installments commencing on the first anniversary of the grant date.  In addition, on June 20, 2011, Mr. Houchins was granted 10-year options to purchase a total of 525,000 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 55% of such shares were designated as  “Employment Options” and options relating to the remaining 45% of the shares were designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options vested immediately and, of the remaining shares, 25% were scheduled to vest on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter. The right to purchase the shares subject to the Performance Options was scheduled to vest, if at all, in three equal annual installments, subject to the successful achievement of specific performance objectives to be established by the Board. As a result of Mr. Houchins’ resignation, which was effective January 13, 2012, all future vesting under his options was forfeited. To the extent vested, Mr. Houchins’ options will remain exercisable for a 90-day or three-month period following his resignation, after which the options will terminate.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2011:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Tanen	10,000	-	1.00	9/29/19	(1)
	3,333	6,667	1.00	11/5/20	(2)

Mr. Houchins (3)	99,689	-	1.00	9/17/17	(4)
	133,333	66,667	1.00	9/29/19	(5)
	52,500	236,250	1.00	6/20/21	(6)
	-	236,250	1.00	6/20/21	(7)

Mr. Mattes	215,872	725,880	1.00	4/25/21	(8)
	-	1,412,627	1.00	4/25/21	(9)

Dr. Zukiwski	154,224	720,776	1.00	6/22/21	(10)
	-	875,000	1.00	6/22/21	(11)

(1)	Option granted on September 29, 2009, as compensation for Mr. Tanen’s services as a director prior to his appointment as our President. The option vested in three equal installments on each of November 1, 2009, November 1, 2010, and November 1, 2011.
(2)	Option granted November 5, 2010 and vests in three equal annual installments commencing on the first anniversary of the grant date.
(3)	Mr. Houchins resigned as Arno’s Chief Operating Officer effective as of January 13, 2012. Unless otherwise noted, each of Mr. Houchins’ stock options will terminate 90 days thereafter.
(4)	Option granted September 17, 2007 relating to an aggregate of 99,689 shares, of which 25% vested on the first anniversary of the grant date and the remainder vested in 36 equal monthly installments thereafter.

(5)	Option granted September 29, 2009 and was scheduled to vest in three equal annual installments commencing on the first anniversary of the grant date. Following the vesting of the first two installments, the final installment, relating to 66,667 shares, was forfeited as a result of Mr. Houchins’ resignation.
(6)	Option granted June 20, 2011 relating to an aggregate of 288,750 shares, of which 52,500 shares vesting immediately, with 59,062 shares scheduled to vest on the first anniversary of the grant date and the remainder vesting in 24 equal monthly installments thereafter; however, such additional vesting, relating to an aggregate of 236,250 shares, was forfeit as a result of Mr. Houchins’ resignation. To the extent vested, this stock option will remain exercisable until its termination on April 13, 2012, the three-month anniversary of Mr. Houchins’ resignation.
(7)	Option granted June 20, 2011 and was scheduled to vest up to one-third annually at the discretion of the Board of Directors. This stock option was forfeited in its entirety upon Mr. Houchins’ resignation.
(8)	Option granted April 25, 2011 relating to an aggregate of 941,752 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(9)	Option granted April 25, 2011 relating to an aggregate of 1,412,627 shares, of which 25% vest on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(10)	Option granted June 22, 2011 relating to an aggregate of 875,000 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(11)	Option granted June 22, 2011 relating to an aggregate of 875,000 shares, of which 25% vest on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

Director Compensation

Pursuant to the non-employee director compensation plan adopted by our Board of Directors, our non-employee directors are entitled to receive the following in consideration for their service on the Board: (1) an annual retainer of $25,000; (2) a stock option grant of 30,000 shares of the Company’s common stock upon their initial appointment or election to the Board; and (3) an annual stock option grant of 10,000 shares of the Company’s common stock.  In addition, any non-employee director designated as chairman of the Board is entitled to an annual retainer of $10,000, the chair of the Board’s audit committee is entitled to an additional annual retainer of $8,000, and the chairs of the Board’s compensation and nominating & corporate governance committees are entitled to annual retainers of $4,000.  In addition, Dr. Belldegrun receives an annual retainer equal to $150,000. Stock options awarded to our non-employee directors have a 10-year term, vest in three equal annual installments commencing on the first anniversary of the grant date, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date.

The following table sets forth the compensation paid to our directors for their service in 2011.

Name	Fees earned or paid in cash	Option Awards (1)	Total
Arie S. Belldegrun, M.D.	$123,958	$-	$123,958
William F. Hamilton, Ph.D.	$33,000	$-	$33,300
Tomer Kariv	$25,000	$-	$25,000
Glenn Mattes	$-	-	$-
Yacov Reizman	$25,000	$-	$25,000
Steven B. Ruchefsky	$25,000	$-	$25,000
David M. Tanen	$25,000	$-	$25,000

(1)	No stock options were granted to our non-employee directors during 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 29, 2012 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.   Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.  Except as otherwise indicated, the address of each of our executive officers and directors identified below is 200 Route 31 North, Suite 104, Flemington, New Jersey 08822.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	1,360,025	3.7
Glenn Mattes (3)	863,145	2.3
Alexander Zukiwski (4)	154,224	*
David M. Tanen (5)	1,625,449	4.5
J. Chris Houchins (4)	285,522	*
William F. Hamilton, Ph.D. (6)	43,301	*
Tomer Kariv (7)	4,572,875	12.1
Yacov Reizman (8)	772,587	2.1
Steven B. Ruchefsky (9)	3,381,109	9.0
All current executive officers and directors as a group (10 persons)	13,120,615	31.8

Pontifax Ltd. (7)	4,572,875	12.1

UTA Capital LLC (10)	3,041,917	8.2
100 Executive Drive, Ste. 330
West Orange, NJ 07052

Commercial Street Capital, LLC (9)	3,381,109	9.0
800 Westchester Aves.
Rye Brook, NY 10573

Clal Insurance Co. Ltd. (11)	3,127,781	8.5
48 Menachem Begin St.
Tel-Aviv 66180, Israel

Wexford Capital LP (12)	3,891,777	10.5
411 West Putnam Ave.
Greenwich, CT 06830

Peter M. Kash (13)	1,990,606	5.5
689 Fifth Ave., 12th Floor
New York, NY 10022

* represents less than 1%.

(1)	Based upon 36,304,942 issued and outstanding shares of our common stock as of March 29, 2012. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Beneficial ownership includes (i) 442,155 shares held in a trust of which Dr. Belldegrun is a beneficiary, including 125,000 shares issuable upon the exercise of warrants; (ii) 190,119 shares held in a family trust for which Dr. Belldegrun is a co-trustee, including 62,500 shares issuable upon the exercise of warrants; (iii) 190,119 shares held in a family limited partnership of which Dr. Belldegrun is a partner; and (iv) 512,710 shares issuable upon exercise of stock options.

(3)	Includes 613,145 shares issuable upon the exercise of stock options.

(4)	Represents shares issuable upon the exercise of stock options.

(5)	Beneficial ownership includes 149,532 shares held by Mr. Tanen’s minor children and 102,221 shares issuable upon the exercise of options and warrants held by Mr. Tanen.

(6)	Includes 33,333 shares issuable upon the exercise of stock options.

(7)	Beneficial ownership includes (i) 10,000 shares issuable upon the exercise of stock options held by Mr. Kariv; and (ii) 4,562,875 shares held by affiliates of Pontifax Ltd., of which Mr. Kariv is chief executive officer, including 1,500,000 shares issuable upon the exercise of warrants.

(8)	Beneficial ownership includes (i) 10,000 shares issuable upon the exercise of stock options held by Mr. Reizman; and (ii) 762,587 shares held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer, including 456,300 shares issuable upon the exercise of warrants.

(9)	Beneficial ownership includes (i) 35,000 shares issuable upon the exercise of options and warrants held by Mr. Ruchefsky; and (ii) 3,346,109 shares held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president, including 1,100,000 shares issuable upon the exercise of warrants.

(10)	Includes 1,000,000 shares issuable upon the exercise of warrants.

(11)	Includes 550,000 shares issuable upon the exercise of warrants.

(12)	Beneficial ownership includes (i) 527,613 shares of our common stock held by Kappa Investors, LLC (“Kappa”), including 108,737 shares issuable upon the exercise of warrants; and (ii) 3,364,164 shares of our common stock held by Wexford Spectrum Investors LLC, a Delaware limited liability company ("Wexford Spectrum"), including 535,995 shares issuable upon the exercise of warrants. Wexford Capital LP, a Delaware partnership (“Wexford Capital”), is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Kappa and Wexford Spectrum. Wexford GP LLC (“Wexford GP”) is the general partner of Wexford Capital. Mr. Charles E. Davidson and Mr. Joseph M. Jacobs are each managing and controlling members of Wexford GP.

(13)	Beneficial ownership includes 358,876 shares held by Mr. Kash’s minor children and 202,606 shares issuable upon the exercise of stock options and warrants held by Mr. Kash.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our Amended and Restated 2005 Stock Option Plan, which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2011 with respect to our Amended and Restated 2005 Stock Option Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	6,628,555	$1.09	51,601

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	6,628,555	$1.09	51,601

ITEM 13.	certain relationships and related transactions, and director independence

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

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2011 and 2010:

Fee Category	2011 Fees	2010 Fees
Audit Fees	$106,000	$93,000
Audit-Related Fees (1)	1,885	9,431
Tax Fees (2)	6,500	10,605
All Other Fees (3)	-	-

Total Fees	$114,385	$113,036

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2011 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2011 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 6, 2008).

2.2	Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).

2.3	Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).

3.1	Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed on October 2, 2002, SEC File No. 333-100259).

3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).

4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).

4.3	Form of Class A Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.4	Form of Class B Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

4.5	Form of Placement Agent Warrant issued in September 2010 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.1	Letter agreement dated September 12, 2007 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 9, 2008).*

10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

10.3	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*

10.4	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+

10.5	License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+

10.6	License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+

10.7	Form of Subscription Agreement between Arno Therapeutics, Inc. and the investors in the June 2, 2008 private placement (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed June 9, 2008).

10.8	Services Agreement dated June 1, 2009, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.9	Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.10	First Amendment to Services Agreement dated September 9, 2010, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).

10.11	Letter Agreement dated February 18, 2010 between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).

10.12	Letter agreement dated August 26, 2010 between Arno Therapeutics, Inc. and J. Chris Houchins (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).*

10.13	Employment Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 28, 2011).*

10.14	Restricted Stock Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

10.15	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

10.16	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

10.17	Indemnification Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 28, 2011).*

10.18	Employment Agreement by and between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 28, 2011).*

10.19	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

10.20	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, and (v) Notes to Financial Statements. ^

________________________
+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

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

Signature	Title	Date

/s/ Glenn Mattes	President, Chief Executive Officer, and Director	March 30, 2012
Glenn Mattes	(Principal Executive Officer)

/s/ Scott L. Navins	Treasurer	March 30, 2012
Scott L. Navins	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	March 30, 2012
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	March 30, 2012
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	March 30, 2012
Tomer Kariv

/s/ Yacov Reizman	Director	March 30, 2012
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	March 30, 2012
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	March 30, 2012
David M. Tanen

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders

Arno Therapeutics, Inc.

Flemington, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations and deficit accumulated during the development stage, stockholders' equity, and cash flows for the years then ended and for the period from August 1, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arno Therapeutics, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has not generated any revenues and has recurring net losses from operations. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

New York, New York

March 30, 2012

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$6,678,344	$13,528,444
Prepaid expenses and other current assets	296,948	247,500

Total current assets	6,975,292	13,775,944

Property and equipment, net	38,673	30,013
Restricted cash	-	44,018
Security deposit	10,455	-

Total assets	$7,024,420	$13,849,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$683,161	$554,362
Accrued expenses and other current liabilities	1,188,041	1,354,967
Due to related party	84,756	69,298
Deferred rent	7,351	14,748

Total current liabilities	1,963,309	1,993,375

Warrant liability	3,705,472	3,420,780

Total liabilities	5,668,781	5,414,155

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, 0 and 15,274,000 shares issued and outstanding	-	1,527
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,304,942 and 20,412,024 shares issued and outstanding	3,605	2,041
Additional paid-in capital	36,865,034	36,036,139
Deficit accumulated during the development stage	(35,513,000)	(27,603,887)

Total stockholders' equity	1,355,639	8,435,820

Total liabilities and stockholders' equity	$7,024,420	$13,849,975

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from
	Year ended December 31,		August 1, 2005 (inception)
	2011	2010	through December 31, 2011

Operating expenses:
Research and development	$5,690,836	$4,139,554	$28,308,078
General and administrative	1,956,115	886,591	7,043,941

Total operating expenses	7,646,951	5,026,145	35,352,019

Loss from operations	(7,646,951)	(5,026,145)	(35,352,019)

Other income (expense):
Interest income	28,771	19,339	406,271
Interest expense	-	-	(1,260,099)
Other (expense) income	(290,933)	983,780	692,847

Total other income (expense)	(262,162)	1,003,119	(160,981)

Net loss	$(7,909,113)	$(4,023,026)	$(35,513,000)

Preferred stock dividends	$81,651	$237,423

Net loss available to common stockholders	$(7,990,764)	$(4,260,449)

Net loss per share - basic and diluted	$(0.23)	$(0.21)

Weighted-average shares outstanding -basic and diluted	34,514,594	20,412,024

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 1, 2005 (inception) through December 31, 2011

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS ' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	$-	36,304,942	$3,605	$36,865,034	$(35,513,000)	$1,355,639

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
	Year ended December 31,		August 1, 2005 (inception)
	2011	2010	through December 31, 2011
Cash flows from operating activities
Net loss	$(7,909,113)	$(4,023,026)	$(35,513,000)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,677	11,554	101,144
Stock-based compensation	822,452	249,286	2,948,404
Warrant liability	284,692	80,359	365,051
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(7,397)	(1,322)	7,351
Loss on disposal of assets	2,677	-	5,357
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses and other assets	(49,448)	(136,911)	(296,948)
Restricted cash	44,018	-	-
Security deposit	(10,455)	-	(10,455)
Accounts payable	128,799	(448,668)	683,161
Accrued expenses	(166,926)	798,763	1,188,041
Due to related party	15,458	(63,120)	84,756

Net cash used in operating activities	(6,833,566)	(3,533,085)	(28,736,704)

Cash flows from investing activities
Purchase of property and equipment	(23,014)	-	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(23,014)	-	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	13,974,230	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	6,480	-	9,080

Net cash provided by financing activities	6,480	13,974,230	35,600,347

Net (decrease) increase in cash and cash equivalents	(6,850,100)	10,441,145	6,678,344
Cash and cash equivalents at beginning of period	13,528,444	3,087,299	-

Cash and cash equivalents at end of period	$6,678,344	$13,528,444	$6,678,344

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-	$3,340,421	$3,340,421

Preferred stock dividends paid in connection with conversion	$319,074	$-	$319,074

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2011 and 2010 and the period

from August 1, 2005 (inception) to December 31, 2011

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company intends to develop a companion diagnostic product to identify patients who express activated progesterone and would therefore be more likely to benefit from treatment with onapristone. The Company plans to conduct pre-clinical toxicology studies and manufacturing activities and to file an investigational new drug application (“IND”) in 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies.

•	AR-12 – AR-12 is a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma.

•	AR-67 – AR-67 is a novel, third-generation camptothecin analogue that inhibits Topoisomerase I activity with enhanced stability in the lactone form. AR-67 is currently being studied in a Phase II clinical study in subjects with glioblastoma multiforme, or GBM, a highly aggressive form of brain cancer. Due to the low response rate among patients in the study, the Company has determined not to proceed with further development of AR-67 beyond the ongoing Phase II study and instead plans to focus its available resources on its other programs, particularly onapristone and AR-42.

The Company was incorporated in Delaware in March 2000 under the name Laurier International, Inc. (“Laurier”). Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation formed on August 1, 2005 (“Old Arno”), and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger. Further, Laurier was a non-operating shell company prior to the Merger. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. All costs incurred in connection with the Merger have been expensed. Upon completion of the Merger, the Company adopted Old Arno’s business plan.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2011, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $35.5 million at December 31, 2011. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2011 were approximately $6.7 million, compared to $13.5 million as of December 31, 2010. Based on its resources at December 31, 2011 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the third quarter of 2012. However, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the inability of the Company to continue as a going concern.

3. THE MERGER AND BASIS OF PRESENTATION

The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-K promulgated by the Securities and Exchange Commission (“SEC”).

(a) Description of the Merger and Private Placement Offering

The Company completed the Merger on June 3, 2008.   In accordance with the terms of the Merger, each share of common stock of Old Arno that was outstanding immediately prior to the Merger was exchanged for 1.99377 shares of the Company’s common stock.  In addition, all securities convertible into or exercisable for shares of Old Arno common stock outstanding immediately prior to the Merger were cancelled, and the holders thereof received similar securities convertible into or exercisable for the purchase of an aggregate of 1,611,760 shares of the Company’s common stock. In consideration for their shares of the Company’s pre-merger common stock, the Company’s shareholders received an aggregate of 19,291,824 shares of Laurier common stock.  Immediately prior to the effective time of the Merger, 1,100,200 shares of Laurier’s common stock were issued and outstanding. Upon completion of the Merger, the Old Arno shareholders owned approximately 95% of the Company’s issued and outstanding common stock, assuming the exercise of all of the issued and outstanding common stock options and warrants.

Following the Merger, the business conducted by the Company is the business conducted by Old Arno prior to the Merger. In addition, the directors and officers of Laurier were replaced by the directors and officers of Old Arno.

As a condition and immediately prior to the closing of the Merger, on June 2, 2008, Old Arno completed a private placement of its equity securities whereby it received gross proceeds of approximately $17,732,000 through the sale of approximately 3,691,900 shares of Old Arno Common Stock to selected accredited investors, which shares were exchanged for approximately 7,360,700 shares of Company Common Stock after giving effect to the Merger. Contemporaneously with the June 2008 private placement, the Old Arno’s outstanding 6% Notes (defined below) converted into 984,246 shares of Old Arno’s common stock and the holders of the Notes received warrants to purchase an aggregate of 98,409 shares of Old Arno common stock at an exercise price equal to $4.83 per share. The shares issued upon conversion were exchanged for an aggregate of approximately 1,962,338 shares of the Company’s Common Stock and the warrants were exchanged for five-year warrants to purchase an aggregate of approximately 196,189 shares of the Company’s Common Stock at an exercise price equal to $2.42 per share. See “Note 8. Convertible Notes Payable.”

All references to share and per share amounts in these financial statements have been restated to retroactively reflect the number of common shares of Arno common stock issued pursuant to the Merger.

(b) Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to Accounting Standards Codification (“ASC”) 805-40-25, which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old Arno is considered the acquirer in a reverse acquisition.

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

(c) Restricted Cash

In October 2008, the Company entered into a non-cancelable five year office lease agreement. In connection with the lease, the Company delivered an irrevocable stand-by and unconditional letter of credit in the amount of approximately $44,000 (or the approximate equivalent of three months’ rent) with the landlord as the beneficiary as a security deposit in case of default or failure to comply with the lease requirements. In order to fund the letter of credit, the Company deposited a compensating balance of approximately $44,000 into an interest bearing certificate of deposit with a financial institution. The Company terminated this lease agreement effective as of December 31, 2011.

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

(g) Warrant Liability

The Company accounts for the warrants issued in connection with the September 2010 Purchase Agreement (see Note 10) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

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

	For the Year Ended December 31,
		2011			2010
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(7,909,113)			$(4,023,026)
Less: Preferred stock dividends	(81,651)			(237,423)

Basic and Diluted EPS
Loss available to common stockholders	$(7,990,764)	34,514,594	$(0.23)	$(4,260,449)	20,412,024	$(0.21)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	December 31, 2011	December 31, 2010
Options to purchase common stock	–	129,532

For the year ended December 31, 2011 and 2010, 15,817,737 and 24,333,650 shares of Convertible Preferred Stock, warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their conversion and/or exercise prices are greater than the fair market price per common share as of December 31, 2011 and 2010, respectively.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2011 and 2010 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2011 and 2010, respectively.

(n) Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning on or after December 15, 2011. These requirements are applicable to our fiscal year beginning January 1, 2012. Management does not expect this new guidance to have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Computer equipment and software	$17,721	$8,537
Office furniture and equipment	52,242	46,861
Leasehold improvements	8,449	7,206
Total property and equipment	78,412	62,604
Accumulated depreciation	(39,739)	(32,591)
Total property and equipment, net	$38,673	$30,013

Depreciation expense for the years ended December 31, 2011, 2010, and the period from August 1, 2005 (inception) through December 31, 2011, were $11,677, $11,554 and $56,143, respectively.

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

(a)	Onapristone License Agreement

The Company’s rights to onapristone are governed by a license agreement with Invivis Pharmaceuticals, Inc. (“Invivis”), dated February 13, 2012. Under this agreement, the Company holds an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides the Company with worldwide rights to onapristone with the exception of France; provided, however, that the Company has an option to acquire French commercial rights from Invivis upon notice to Invivis together with a cash payment.

The onapristone license agreement provides the Company with exclusive, worldwide rights to a U.S. provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. The Company intends to expand its patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The Company will make the first milestone payment to Invivis upon the dosing of the first subject in the first company sponsored Phase 1 clinical trial of onapristone, which is not anticipated until 2013. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement, Invivis will provide the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

Under the license agreement with Invivis, the Company also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided, however, that the Company shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, or (c) result from a breach of any representation, warranty confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (i) the last to expire valid claim contained in the patent rights, and (ii) February 13, 2032. In general, Invivis may terminate the license agreement at any time upon a material breach by the Company to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the agreement for any reason upon 90 days’ prior written notice.

(b)	AR-12 and AR-42 License Agreements

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

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored Phase I clinical trial. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company may be required to make milestone payments of up to approximately $0.2 million under these license agreements during 2012, depending on the outcome of certain ongoing development activities.

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

(c)	AR-67 License Agreement

The Company’s rights to AR-67 were governed by an October 2006 license agreement with the University of Pittsburgh (“Pitt”). Under this agreement, Pitt granted the Company an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses.

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $373,000. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. The Company was also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. The Company does not anticipate making any milestone payments during 2012 under this license agreement.

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

In January 2012, Pitt provided notice to the Company that it was in default of the terms of the license agreement for failing to pay the $250,000 annual maintenance fee. In March 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. See Note 16. Subsequent Events.

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2011 and 2010 consist of the following:

	2011	2010

Accrued compensation and related benefits	$272,342	$103,217
Accrued research and development expense	915,699	868,000
Accrued other expense	–	383,750

Total accrued liabilities	$1,188,041	$1,354,967

8. CONVERTIBLE NOTES PAYABLE

During February 2007, the Company completed a private placement offering of two-year 6% convertible promissory notes (the “Notes”) for an aggregate principal amount of $3,967,000. The aggregate principal amount and accrued but unpaid interest on the Notes, which totaled $4,278,518, automatically converted upon the closing of the Company’s June 2008 private placement into 1,962,338 shares of common stock at a conversion price of $2.42, which was equal to 90% of the per share price of the shares sold in the financing. Due to the beneficial conversion feature resulting from the discounted conversion price, a discount of $475,391 was recorded as interest expense with a corresponding credit to additional paid-in capital. In addition, in conjunction with the conversion of the convertible debt, the Company issued fully vested warrants to purchase 196,189 shares of common stock to the holders of the Notes. The warrants were valued at $348,000 using the Black-Scholes option-pricing model and the following assumptions: exercise price $2.42, a 3.41% risk-free interest rate, a five year contractual term, a dividend rate of 0%, and 94.30% expected volatility. The cost of the warrants was included in interest expense in the accompanying Statements of Operations, and as an increase in additional paid-in capital.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2011.

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2011:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value December	Markets	Observable Inputs	Unobservable Inputs
	31, 2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$3,705,472	$-	$-	$3,705,472

The fair value of the warrant liability relating to the Class A and Class B warrants issued in conjunction with the September 2010 Series A Convertible Preferred Stock financing (See Note 10(c), below) was estimated by management using a third party valuation report. The third-party estimated the value of the warrants using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. The changes in the fair value of the warrant liability are recorded in other income (expense) on the statement of operations.

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at December 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2011	$(3,420,780)
Purchases, sales and settlements:
Warrants issued	–
Total gains or losses:
Unrealized appreciation	(284,692)
Balance at December 31, 2011	$(3,705,472)

10. STOCKHOLDERS’ EQUITY

(a)	Common Stock

On April 25, 2011, the Company issued 250,000 shares of restricted common stock under the Company’s 2005 Stock Option Plan to its new Chief Executive Officer pursuant to his employment agreement. These shares vest in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilizing a third-party valuation report.  The shares are recognized as compensation expense upon vesting. The Company has recognized $115,168 of compensation expense for the year ended December 31, 2011 in connection with the restricted shares.

On February 9, 2011, the Company issued an aggregate of 15,274,000 shares of its common stock upon the automatic conversion of all 15,274,000 of its issued and outstanding shares of Series A Convertible Preferred Stock. In accordance with their terms, the shares Series A Convertible Preferred Stock automatically converted upon the effectiveness of the Company’s registration statement covering the resale under the Securities Act of 1933 of the shares of common stock issuable upon conversion of such preferred shares.  See “Note 10(b) Preferred Stock,” below.  In addition, the Company elected to satisfy accrued dividends on the Series A Convertible Preferred Stock of $319,074 by issuing an additional 319,074 shares of common stock.

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

As of December 31, 2011, the Company has 36,304,942 shares of common stock issued and outstanding and an additional 15,817,737 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

(b)	Preferred Stock

On August 11, 2010, the Company amended and restated its certificate of incorporation, increasing the number of shares of preferred stock authorized for issuance thereunder from 10,000,000 to 35,000,000.

On September 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (the “Purchase Agreement”), with a number of institutional and other accredited investors pursuant to which the Company sold in a private placement an aggregate of 15,274,000 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, at a per share purchase price of $1.00.  In accordance with the Purchase Agreement, the Company also issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the Class A and Class B warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the Class A and Class B warrants will be adjusted based on the lower issuance price. The sale of the shares and warrants resulted in aggregate gross proceeds of approximately $15.3 million, before expenses.

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

Along with the holders of common stock, the holders of Series A Preferred Stock were entitled to one vote on all matters submitted to the holders of common stock for each share of common stock into which the Series A Preferred Stock would be converted as of the record date for such vote based on the conversion ratio then in effect.  In addition, the holders of the Series A Preferred Stock were entitled to vote as a separate class with respect to any change in the rights of the Series A Preferred Stock, any amendment to the Company’s certificate of incorporation, any increase in the number of shares of Series A Preferred Stock, or the authorization, creation or issuance of any class or series of capital stock ranking senior to or of equal seniority with the Series A Preferred Stock.

The holders of Series A Preferred Stock were entitled to an annual per share cumulative dividend equal to 5% of the original issuance price of $1.00 per share, which dividends were payable upon the conversion of the Series A Preferred Stock into common stock, and which the Company could elect to pay in the form of additional shares of common stock in lieu of cash.  The holders of Series A Preferred Stock were entitled to payment of all accrued dividends prior to the payment of any dividends to the holders of common stock.  As of December 31, 2010, the amount for the preferred stock dividend was $237,423. Following payment of such accrued dividends, the holders of Series A Preferred Stock were entitled to participate with the holders of common stock in any other dividend payment on an as-converted basis.

Upon the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Preferred Stock were entitled to be paid, prior to any payments to the holders of common stock, an amount per share equal to the sum of (i) 1.5 times the original issuance price of $1.00 per share, plus (ii) any accrued but unpaid dividends on the Series A Preferred Stock.

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

In accordance with the Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. As noted above, all outstanding warrants to purchase shares of Series A Preferred Stock automatically converted into warrants to purchase common stock on February 9, 2011, when the Company’s registration statement was declared effective. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $3.8 million and approximately $3.4 million at December 31, 2011 and 2010, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

Significant assumptions used at December 31, 2011 for the warrants included a weighted average term of 4 years, volatility of 120% and a risk-free interest rate of 0.83%.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2011.

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

11. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable thereunder to 7,000,000 shares. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of December 31, 2011, an aggregate of 51,601 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

For the years ended December 31, 2011 and 2010, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2011 and 2010:

	2011	2010
Expected Volatility	87%	73-87%
Expected Term	5-10 years	5-10 years
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5-2.0%	1.0-1.6%
Stock price	$0.69 - $0.72	$0.53 - $1.00
Forfeiture rate	0.0%	0.0%

The valuation assumptions were determined as follows:

•	Expected volatility – The expected volatility on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage.

•	Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior. Consultant options are assigned an expected term equal to the maximum term of the option grant.

•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

A summary of the status of the options issued under the Plan as of December 31, 2011, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2010	1,057,414	1,913,241	$1.71
Options granted under the Plan	(440,000)	440,000	$1.00
Options exercised	-	-	$-
Options forfeited	459,938	(459,938)	$2.72
Balance at January 1, 2011	1,077,352	1,893,303	$1.36
Shares authorized for issuance	4,009,345	-	-
Options granted under the Plan	(5,054,317)	5,054,317	$1.03
Restricted stock granted under the Plan	(250,000)	-	-
Options exercised	-	(49,844)	$-
Options forfeited	269,221	(269,221)	$1.53
Balance at December 31, 2011	51,601	6,628,555	$1.09	$-

Exercisable at December 31, 2011		1,991,804	$1.31	$-

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.00	6,237,822	8.8	$1.00	1,601,071	$1.00
$2.42	299,066	4.2	$2.42	299,066	$2.42
$3.00	91,667	2.3	$3.00	91,667	$3.00
Total	6,628,555	8.6	$1.09	1,991,804	$1.31

Stock-based compensation costs for the years ended December 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through December 31, 2011, are as follows:

	Year Ended December 31,		Period from August 1, 2005 (inception) through
	2011	2010	December 31, 2011
General and administrative	$449,652	$118,383	$1,544,627
Research and development	372,800	130,903	1,403,777
Total	$822,452	$249,286	$2,948,404

The fair value of options vested under the 2005 Plan was approximately $276,985 and $304,468 for the years ended December 31, 2011 and 2010, respectively, and approximately $2,188,342 for the period from August 1, 2005 (inception) through December 31, 2011.

At December 31, 2011, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $2,375,630 which is expected to be recognized over a weighted-average vesting period of 2.5 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

For the year ended December 31, 2011, the Company issued options to purchase a total of 5,054,317 shares of common stock to employees and consultants with exercise prices ranging from $1.00 to $2.42 and terms of up to 10 years.  Of this total, 10-year options to purchase 2,354,379 shares at an exercise price of $1.00 were issued to the Company’s new President and Chief Executive Officer and 10-year options to purchase 1,750,000 shares at an exercise price of $1.00 were issued to the Company’s new Chief Medical Officer.  For the year ended December 31, 2010, the Company issued options to purchase a total of 440,000 shares of common stock to members of the Company’s Board of Directors, all with exercise prices of $1.00 and 10-year terms.

12. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s then President, Secretary and director, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company pays TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the second through fourth quarters of 2011, TRC billed Arno $287,145 for services rendered, an average of approximately $31,900 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through December 31, 2011, total cash services and reimbursed expenses totaled $655,923, $765,424 and $1,803,765, respectively. As of December 31, 2011 the Company had a payable to TRC of $84,756, which was paid in full during the first two months of 2012.

Prior to June 1, 2009, some of the Company’s expenses were paid by Two River Group Holdings, LLC (“Two River”), a company owned by three of the Company’s directors and founders. No interest is charged by Two River on any outstanding balance owed by the Company. For the years ended December 31, 2011 and 2010 and for the period from August 1, 2005 (inception) through December 31, 2011 reimbursable expenses totaled $0, $0 and $206,039, respectively. The Company also granted fully vested warrants to purchase 299,063 shares of its common stock at an exercise price of $2.42 to the Two River employees who provided consultation and due diligence efforts related to the in-licensing of AR-12 and AR-42. The warrants have a five year life and are valued at $480,400 based upon the Black-Scholes option-pricing model. As of December 31, 2011 the Company has no balance payable to Two River.

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

13. PENSION PLAN

On October 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan, the Company was required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. During 2011, the Company terminated the 401(k) Plan. For the years ended December 31, 2011 and 2010 and for the cumulative period from August 1, 2005 (inception) through December 31, 2011, the Company has recorded $0, $0 and $16,064 of matching contributions to the 401(k) Plan.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2011, 2010 and the period from August 1, 2005 (inception) through December 31, 2011 and as of December 31, 2011 and 2010, had no amounts accrued for interest and penalties.

At December 31, 2011, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $26.2 million. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2011 and 2010 are shown below.

	For Years Ended December 31,
	2011	2010
Non-current deferred tax assets
Research tax credit	$1,631,000	$1,484,000
Net operating loss carry forwards	11,720,000	8,996,000
Stock based compensation	848,000	767,000
Total deferred tax assets	14,199,000	11,247,000
Non-current deferred tax liability
Depreciation and amortization	(10,000)	(8,000)
Total net deferred tax assets	14,189,000	11,239,000
Valuation allowance	(14,189,000)	(11,239,000)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2011 and 2010 the Company recorded valuation allowances of $14.2 million and $11.2 million, respectively, representing a change in the valuation allowance of $3.0 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
	Amount	Rate	Amount	Rate

Federal tax	$(2,689,000)	34.0%	$(1,368,000)	34.0%
State tax	(390,000)	5.9%	(237,000)	5.9%
R&D Credit	(15,000)	7.7%	(308,000)	7.7%
Valuation allowance	3,446,000	(47.6)%	1,913,000	(47.6)%
Net	$-	-	$-	-

There was no income tax benefit recorded for the years ended December 31, 2011 and 2010.

On January 20, 2010, the Company received net proceeds of $322,016 through the sale of its New Jersey net operating losses (“NOLS”). In June 2009, the Company submitted an application with the New Jersey Economic Development Authority (“NJEDA”) to sell its 2008 NOLS in return for cash consideration to the Company. The NJEDA in conjunction with the State of New Jersey offers financing and business incentives to New Jersey-based biotechnology and technology companies. As a result of the sale of the NOLS sale, the Company’s New Jersey deferred tax asset carryforward is reduced by $4,000,000 beginning in 2010. The Company’s federal net operating losses were not affected by the sale of the NOLS, and thus has the full value of the 2009 deferred tax asset carryforward.

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

15. COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company exercised its early termination option on the Parsippany, NJ office lease, submitting written notice to the landlord and making a payment of $53,641.  The Company continued to make monthly lease payments under the Parsippany lease through December 31, 2011, at which time, this lease terminated.

On August 4, 2011, the Company entered into a lease for new office space of approximately 4,168 square feet in Flemington, New Jersey (the “Flemington Lease”). The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  The Company provided a cash security deposit of $10,455, or two months’ base rent.  The Company is also responsible for payment of its share of common area maintenance costs and taxes. The aggregate remaining minimum future payments under the Flemington Lease at December 31, 2011 are approximately $277,311, including common area maintenance charges and taxes. The Flemington Lease contains a three-month free rent period and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company recognized $7,351 in rent expense for the Flemington Lease for the year ended December 31, 2011.

Future minimum lease payments under operating leases as of December 31, 2011 are as follows:

2012	$59,708
2013	69,981
2014	71,816
2015	8,734

Total future minimum lease payments	$210,239

On April 21, 2011, the Company entered into an employment agreement with Glenn Mattes, as its Chief Executive Officer, with an effective commencement date of employment beginning on April 25, 2011. The agreement provides for a term of three years, expiring on April 25, 2014, and initial base salary of $100,000. On and after the first anniversary date of the effective commencement date, Mr. Mattes’ base salary shall be increased to $350,000. In addition, Mr. Mattes is eligible to receive an annual target performance bonus of up to 50% of his base salary, but up to $175,000 during the first year of employment. Additionally, the Company shall issue to Mr. Mattes, 250,000 shares of restricted common stock. These shares vest in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilizing a third-party valuation report.  The shares are recognized as compensation expense upon vesting. The Company has recognized $115,168 of compensation expense for the year ended December 31, 2011 in connection with the restricted shares.

In addition, Mr. Mattes was granted 10-year options to purchase a total of 2,354,379 shares of the Company’s common stock at an exercise price equal to $1.00 per share.  Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, in three equal annual installments during the Term, subject to the successful achievement of specific performance objectives to be established by the Board.    The Employment Options, Performance Options, and Restricted Shares were awarded to Mr. Mattes pursuant to the Plan. The employment agreement also entitles Mr. Mattes to certain change of control and severance benefits.

On June 22, 2011, the Company entered into an employment agreement with Alexander Zukiwski, M.D., as its Chief Medical Officer, with an effective commencement date of employment beginning on June 22, 2011. The agreement provides for a term of three years, expiring on June 22, 2014, and initial base salary of $375,000. The Employment Agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary.  The Company has also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area. As of March 20, 2012, Dr. Zukiwski has not relocated to the northern New Jersey area and the Company has not reimbursed him for any moving expenses.

In addition, Dr. Zukiwski was granted 10-year options to purchase a total of 1,750,000 shares of the Company’s common stock at an exercise price equal to $1.00 per share.  Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”  The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on June 22, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, in three equal annual installments during the Term, subject to the successful achievement of specific performance objectives to be established by the Board. The employment agreement also entitles Dr. Zukiwski to certain change of control and severance benefits.

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2011 is approximately $1.9 million, all expected to be due during 2012.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2011. The Company does not anticipate recognizing any significant losses relating to these arrangements.

16. SUBSEQUENT EVENTS

On January 4, 2012, J. Chris Houchins, the Chief Operating Officer of the Company resigned his employment with the Company, effective as of January 13, 2012. As a result of Mr. Houchins’ resignation, 539,167 stock options were forfeited.

On February 13, 2012 (the “Effective Date”), the Company, entered into a license agreement (the “License Agreement”) with Invivis Pharmaceuticals, Inc. (“Invivis”), pursuant to which the Company was granted an exclusive, worldwide (except as noted below), royalty-bearing license for the rights to commercialize technologies embodied by a certain patent application and know-how relating to onapristone, an anti-progestin hormone blocker, for all therapeutic uses. Also on February 13, 2012, the Company entered into a services agreement (the “Services Agreement”) with Invivis, pursuant to which Invivis will provide the Company with certain support services relating to the development of onapristone in exchange for a monthly cash payment.

Under the terms of the License Agreement, the Company is required to make a one-time cash payment of $500,000 to Invivis within 30 days of the Effective Date. The License Agreement also requires the Company to make performance-based cash payments to Invivis of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone (including regulatory approval in the United States, the EU and Japan) and to pay Invivis a royalty on net sales of onapristone at a rate in the low-single digits. Pursuant to a separate services agreement, the Company will also pay Invivis a monthly fee for two years for certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services.

Pursuant to the License Agreement, Invivis retains all rights related to the commercialization of onapristone in France, subject to the Company’s right to engage in the clinical development of onapristone and obtain marketing approval of the drug in France. In the event the Company successfully obtains marketing approval of onapristone in France, Invivis shall have the option, within 90 days of such approval, to transfer to the Company all rights related to the commercialization of onapristone in France in exchange for a one-time cash payment.

The License Agreement provides that the Company will indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with (i) the death of or injury to any person or any damage to property; (ii) the production, manufacture, sale, use, lease, consumption or advertisement of onapristone; or (iii) any obligation of the Company under the License Agreement, except for (x) claims that the licensed patent rights infringe third party intellectual property; and (y) claims arising out of the gross negligence or willful misconduct of Invivis, breach of warranty by Invivis, or certain other breaches of the License Agreement by Invivis. The License Agreement will terminate upon the later of (i) the expiration of the last patent relating to onapristone, and (ii) February 13, 2032. Invivis may terminate the License Agreement upon a material breach by the Company to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the License Agreement for any reason upon 90 days’ prior written notice.

On January 12, 2012, the Company received a notice from Pitt, from which the Company licensed its rights to AR-67, indicating that the Company was in default under its license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing the Company with 60 days notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. The Company is currently working with Pitt to wind down its AR-67 program, and intends to fulfill its ongoing obligations in connection with the completion of the Phase II GBM study.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2011, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from August 1, 2005 (inception) through December 31, 2011, and (v) Notes to Financial Statements. ^
________________________
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.