Form 10-Q
period 2012-03-31
Arno Therapeutics, Inc
filed 2012-05-15
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 14, 2012, there were 36,304,942 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,517,011	$6,678,344
Prepaid expenses and other current assets	100,637	296,948

Total current assets	4,617,648	6,975,292

Property and equipment, net	35,215	38,673
Security deposit	10,455	10,455

Total assets	$4,663,318	$7,024,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,302,597	$683,161
Accrued expenses and other current liabilities	562,394	1,188,041
Due to related party	50,094	84,756
Deferred rent	14,892	7,351

Total current liabilities	1,929,977	1,963,309

Warrant liability	3,778,788	3,705,472

Total liabilities	5,708,765	5,668,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,304,942 shares issued and outstanding	3,605	3,605
Additional paid-in capital	37,032,579	36,865,034
Deficit accumulated during the development stage	(38,081,631)	(35,513,000)

Total stockholders' (deficiency) equity	(1,045,447)	1,355,639

Total liabilities and stockholders' equity (deficiency)	$4,663,318	$7,024,420

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through March 31, 2012

Operating expenses:
Research and development	$1,877,593	$1,267,030	$30,185,671
General and administrative	617,468	343,097	7,661,409

Total operating expenses	2,495,061	1,610,127	37,847,080

Loss from operations	(2,495,061)	(1,610,127)	(37,847,080)

Other income (expense):
Interest income	3,388	9,252	409,659
Interest expense	-	-	(1,260,099)
Other (expense) income	(76,958)	(669,936)	615,889

Total other expense	(73,570)	(660,684)	(234,551)

Net loss	$(2,568,631)	$(2,270,811)	$(38,081,631)

Preferred stock dividends	$-	$81,651

Net loss available to common stockholders	$(2,568,631)	$(2,352,462)

Net loss per share - basic and diluted	$(0.07)	$(0.08)

Weighted-average shares outstanding -basic and diluted	36,304,942	29,248,099

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2012

(unaudited)

	PREFERRED STOCK		COMMON STOCK			DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction –
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	167,545	-	167,545

Net loss, quarter ended March 31, 2012	-	-	-	-	-	(2,568,631)	(2,568,631)

Balance at March 31, 2012	-	$-	36,304,942	$3,605	$37,032,579	$(38,081,631)	$(1,045,447)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through March 31, 2012
Cash flows from operating activities
Net loss	$(2,568,631)	$(2,270,811)	$(38,081,631)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,458	2,697	104,602
Stock-based compensation	167,545	29,975	3,115,949
Warrant liability	73,316	669,903	438,367
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	7,541	(1,005)	14,892
Loss on disposal of assets	-	-	5,357
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses and other current assets	196,311	98,889	(100,637)
Restricted cash	-	-	-
Security deposit	-	-	(10,455)
Accounts payable	619,436	(294,206)	1,302,597
Accrued expenses	(625,647)	(195,379)	562,394
Due to related party	(34,662)	91,919	50,094

Net cash used in operating activities	(2,161,333)	(1,868,018)	(30,898,037)

Cash flows from investing activities
Purchase of property and equipment	-	(2,121)	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	(2,121)	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	35,600,347

Net (decrease) increase in cash and cash equivalents	(2,161,333)	(1,870,139)	4,517,011
Cash and cash equivalents at beginning of period	6,678,344	13,528,444	-

Cash and cash equivalents at end of period	$4,517,011	$11,658,305	$4,517,011

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-		$3,340,421

Preferred stock dividends paid in connection with conversion		$319,074	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company intends to develop a companion diagnostic product to selectively identify patients who express the activated progesterone receptor and would potentially be more likely to benefit from treatment with onapristone. The Company plans to conduct pre-clinical toxicology studies and manufacturing activities in 2012 and to file an investigational new drug application (“IND”) in 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently open for patient accrual.

•	AR-12 – AR-12 is an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2012, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $38.1 million at March 31, 2012. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting pre-clinical studies and clinical trials.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2012 were approximately $4.5 million, compared to $6.7 million as of December 31, 2011. Based on its resources at March 31, 2012 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the third quarter of 2012. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the next 6 months, management can provide no assurances that the Company will be able to raise sufficient funds.

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

	For the Three Months Ended March 31,
		2012			2011
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(2,568,631)			$(2,270,811)
Less: Preferred stock dividends	-			(81,651)

Basic and Diluted EPS
Loss available to common stockholders	$(2,568,631)	36,304,942	$(0.07)	$(2,352,462)	29,248,099	$(0.08)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	March 31, 2012	March 31, 2011
Options to purchase common stock	-	129,532

For the three months ended March 31, 2012 and 2011, 15,278,570 and 10,833,264 warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2012 and 2011, respectively.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Onapristone License Agreement

The Company’s rights to onapristone are governed by a license agreement with Invivis Pharmaceuticals, Inc. (“Invivis”), dated February 13, 2012. Under this agreement, the Company holds an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides the Company with worldwide rights to onapristone with the exception of France; provided, however, that the Company has an option to acquire French commercial rights from Invivis upon notice to Invivis together with additional consideration.

The onapristone license agreement provides the Company with exclusive, worldwide rights to a United States provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. The Company intends to expand its patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The Company will make the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is anticipated in 2013. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement, Invivis will provide the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not anticipated until early 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company may be required to make milestone payments of up to approximately $0.2 million under these license agreements during 2012, depending on the outcome of certain ongoing development activities.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

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

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. The Company was also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries of the license agreement, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. The Company does not anticipate making any milestone payments during 2012 under this license agreement.

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

On January 12, 2012, the Company received a notice from Pitt, in which Pitt claimed that the Company was in default under the parties’ license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and provided the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. As of March 31, 2012, the Company has accrued for the outstanding annual license fee of $250,000, while the Company is working with Pitt to wind down its AR-67 program.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2012.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2012:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value March	Markets	Observable Inputs	Unobservable Inputs
	31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$3,778,788	$-	$-	$3,778,788

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at March 31, 2012:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Warrant Liability

Balance at January 1, 2012	$(3,705,472)

Purchases, sales and settlements
Warrants issued	-

Total gains or losses
Unrealized appreciation	(73,316)

Balance at March 31, 2012	$(3,778,788)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

7. STOCKHOLDERS’ EQUITY

Common Stock

On November 15, 2010, the Company’s stockholders authorized the amendment of the Company’s amended and restated certificate of incorporation in order to effect a combination (reverse split) of its common stock at a ratio not to exceed one-for-eight, provided that the Company’s board of directors shall have absolute discretion to determine and fix the exact ratio of such combination and the time at which such combination shall become effective, if ever.  The Company’s board of directors has taken no further action to implement a combination of its common stock and reserves the right to abandon the proposed reverse stock split in its sole discretion.

On February 9, 2011, all 15,274,000 shares of the Company’s outstanding Series A Convertible Preferred Stock automatically converted into 15,274,000 shares of common stock upon the effectiveness of a registration statement that the Company filed with the SEC covering the resale of such conversion shares. In addition, the Company elected to pay the $319,074 in accrued dividends on such preferred stock through the issuance of shares of common stock resulting in the issuance of an additional 319,074 shares.

On April 25, 2011, the Company issued 250,000 shares of restricted common stock to its new Chief Executive Officer pursuant to his employment agreement. These shares vest in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilized a third-party valuation report (see Note 7 – Warrants).  The shares are recognized as compensation expense upon vesting. The Company has recognized $43,188 and $158,356 of compensation expense for the three months ended March 31, 2012 and for the period from August 1, 2005 (inception) through March 31, 2012, respectively, in connection with the restricted shares. As of April 25, 2012, all 250,000 shares have vested.

As of March 31, 2012, the Company has 36,304,942 shares of common stock issued and outstanding.

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

The terms, conditions, privileges, rights and preferences of the Series A Preferred Stock are described in a Certificate of Designation filed with the Secretary of State of Delaware on September 3, 2010.

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

March 31, 2012

(unaudited)

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

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 9), and I-Bankers Securities, Inc. (“IBS”), which acted as placement agents for the Company in connection with the private placement. The Placement Warrants have a five-year life and were valued at $465,820 based on the Monte Carlo simulation. As of March 31, 2012, none of these warrants have been exercised.

Warrants

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $3.8 million and approximately $3.7 million at March 31, 2012 and December 31, 2011, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement.  The Placement Warrants have a five-year life and were valued at $465,820 based on the Monte Carlo simulation. As of March 31, 2012, none of these warrants have been exercised.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2012.

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

March 31, 2012

(unaudited)

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

As of March 31, 2012, an aggregate of 590,768 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

For the three months ended March 31, 2012 and 2011, there were no options issued by the Company.

A summary of the status of the options issued under the Plan at March 31, 2012, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2012	51,601	6,628,555	$1.09
Options granted under the Plan	-	-
Options exercised	-	-
Options forfeited	539,167	(539,167)	$1.00
Balance at March 31, 2012	590,768	6,089,388	$1.10	$-

Exercisable at March 31, 2012		1,996,804	$1.30	$-

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

The following table summarizes information about stock options outstanding at March 31, 2012:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.00	5,698,655	8.5	$1.00	1,606,071	$1.00
$2.42	299,066	4.1	$2.42	299,066	$2.42
$3.00	91,667	2.0	$3.00	91,667	$3.00
Total	6,089,388	8.3	$1.10	1,996,804	$1.30

Stock-based compensation costs for the three months ended March 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through March 31, 2012 are as follows:

	Three months ended March 31,		Period from
			August 1, 2005 (inception)
	2012	2011	through March 31, 2012

General and administrative	$138,788	$675	$1,683,415
Research and development	28,757	29,300	1,432,534

Total	$167,545	$29,975	$3,115,949

The fair value of options vested under the Plan was approximately $6,981 and $12,663 for the three months ended March 31, 2012 and 2011, respectively, and approximately $2,361,846 for the period from August 1, 2005 (inception) through March 31, 2012.

At March 31, 2012, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1,910,778, which is expected to be recognized over a weighted-average vesting period of 2.2 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

Common stock, stock options or other equity instruments issued to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of stock options is determined using the Black-Scholes option-pricing model and is expensed as the underlying options vest. The fair value of any options issued to non-employees is recorded as expense over the applicable service periods.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

 9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s then President, Secretary and director, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the first quarter of 2012, TRC billed Arno $69,615 for services rendered, an average of approximately $23,205 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through March 31, 2012 services and reimbursed expenses totaled $100,607, $216,217 and $1,904,372 respectively. As of March 31, 2012, the Company had a payable to TRC of $50,094, which was paid in full by May 7, 2012.

In connection with the September 2010 private placement, the Company engaged Riverbank to serve as placement agent.  In consideration for its services, the Company paid Riverbank a placement fee of $789,880.  In addition, the Company issued to designees of Riverbank five-year warrants to purchase an aggregate of 664,880 shares of Series A Preferred Stock at an initial exercise price of $1.10 per share. The warrants issued to Riverbank are in substantially the same form as the Class A and Class B Warrants issued to the investors in the private placement, except that they do not include certain anti-dilution provisions contained in the Class A and Class B Warrants. Each of Mr. Kazam, Mr. Tanen and Peter M. Kash, a director of Arno until April 2011, are principals of Riverbank.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND by the second quarter of 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. Up to an additional 10 study subjects with multiple myeloma, CLL and lymphoma may be enrolled at the RP2D. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted orphan drug designation for AR-42 for the treatment of meningioma and schwannoma of the central nervous system. Additionally, AR-42 has been granted orphan-drug designation by the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products for the treatment of neurofibromatosis type 2 (NF2). NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. We have also applied to the FDA for orphan drug designation of AR-42 for the treatment of NF2 associated central nervous system tumors and to the EMA for the orphan designations for the treatment of meningioma and schwannoma.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD or RP2D for future studies of the compound. We anticipate that the Escalation Phase will be completed in the third quarter of 2012. We also anticipate the determination of an RP2D or MTD with the conclusion of the Escalation Phase in the third quarter of 2012. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has been shown to substantially increase the bioavailability in preclinical models.

We have no product sales to date and we will not generate any product revenue until we receive approval from the U.S. Food and Drug Administration, or the FDA, or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, a significant amount of our development expenses have related to two of our product candidates: AR-12 and AR-67. As we proceed with the clinical development of our product candidates, primarily focusing our resources on onapristone and AR-42, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

General and administrative, or G&A, expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, accounting, legal and other professional fees, business development expenses, rent, business insurance and other corporate expenses.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2012 and 2011 were approximately $0.6 million and $0.3 million, respectively. The increase of approximately $0.3 million over the same period in 2011 is primarily attributable to an increase of approximately $0.2 million in personnel costs, including stock compensation expense due to having a full-time CEO and executive assistant during the three months ended March 31, 2012 and no employees in those positions during the first quarter of 2011. There was also an approximately $0.1 million increase in travel expenses related to general business activities during the three months ended March 31, 2012 over the comparable period in 2011.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2012 and 2011 were approximately $1.9 million and $1.3 million, respectively. The increase of approximately $0.6 million over the same period of 2011 is primarily due to the approximately $0.7 million spent on our new product, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs included a $0.5 million one-time cash payment to the licensor, approximately $0.1 million on initial manufacturing activities and approximately $0.1 million on clinical development support services. This increase related to onapristone was partially offset by an approximately $0.4 million decrease in manufacturing activities for AR-12 over the 2011 period resulting from reformulation activities performed during the first quarter of 2011 that were not actively ongoing during the first quarter of 2012. Additionally, there was an increase of approximately $0.2 million related to the license termination of AR-67 during the first quarter of 2012 and an increase of approximately $0.1 million in compensation costs related to the having a full-time Chief Medical Officer during the first quarter of 2012 with the position being vacant during the same period of 2011.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2012 and 2011, as well as the cumulative amounts since we began development of each product candidate through March 31, 2012. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended March 31,		Cumulative
			amounts during
	2012	2011	development
Onapristone	$828,356	$-	$854,774
AR-12	132,304	645,641	8,975,192
AR-67	259,011	106,756	7,924,228
AR-42	206,628	78,489	4,238,105
Unallocated R&D	451,294	436,144	8,193,372
Total	$1,877,593	$1,267,030	$30,185,671

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND by the second quarter of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $5.3 million on external development costs during the fiscal year 2012, which includes the one-time cash payment of $0.5 million that we made to Invivis upon execution of the license agreement in February 2012.

AR-42.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies; multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma.  The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated.   Up to an additional 10 study subjects with multiple myeloma, CLL and lymphoma, may be enrolled at the RP2D.  We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort, and subjects are being actively screened to enter into this cohort. During 2012, we intend to collaborate with Ohio State to conduct a Phase 0 investigator-initiated study of AR-42 in patients with schwannoma and meningioma. The primary purpose of this study will be to assess intra-tumoral concentrations of AR-42, identify apoptosis markers and assess gene regulation. Based on our current development plans for AR-42, we anticipate spending approximately $2.8 million on external development costs during the fiscal year 2012.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.   We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 is designed to evaluate the safety of AR-12 in order to identify the MTD or RP2D for future studies of the compound. We anticipate the determination of an RP2D or MTD in the third quarter of 2012. In addition, during 2012, we intend to collaborate with Ohio State to conduct a Phase 0 investigator-initiated study of AR-42 in patients with schwannoma and meningioma. The primary purpose of this study will be to assess intra-tumoral concentrations of AR-42, identify apoptosis markers and assess gene regulation. Based on our current development plans for AR-12, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2012.

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

Interest Income. Interest income for the three months ended March 31, 2012 and 2011 were $3,388 and $9,252, respectively. This decrease in interest income over the same period in 2011 is primarily due to lower average cash balances.

Other (Expense) Income. Other expense for the three months ended March 31, 2012 was approximately $0.1 million compared to other expense of approximately $0.7 million for the same period of 2011. This decrease in other expense of approximately $0.6 million over 2011 is primarily due to an approximately $0.7 million noncash adjustment to the warrant liability during the three months end March 31, 2011 versus an adjustment of approximately $0.1 million during the three months ended March 31, 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2012 and December 31, 2011 and our net changes in cash and cash equivalents for the three months ended March 31, 2012 and 2011 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2012	December 31, 2011
Cash and cash equivalents	$4,517	$6,678
Working Capital	$2,688	$5,012
Stockholders' equity (deficiency)	$(1,045)	$1,356

	Three Months Ended March 31,
Cash flow data	2012	2011
Cash used in:
Operating activities	$(2,161)	$(1,868)
Investing activities	-	(2)
Net decrease in cash and cash equivalents	$(2,161)	$(1,870)

Our total cash resources as of March 31, 2012 were approximately $4.5 million compared to approximately $6.7 million as of December 31, 2011. As of March 31, 2012, we had approximately $5.8 million in liabilities (of which approximately $3.8 million represented a non-cash warrant liability), and approximately $2.7 million in net working capital. We incurred a net loss of approximately $2.6 million and had negative cash flow from operating activities of $2.2 million for the three months ended March 31, 2012. Since August 1, 2005 (inception) through March 31, 2012, we have incurred an aggregate net loss of approximately $38.1 million, while negative cash flow from operating activities has amounted to $30.9 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Based on our resources at March 31, 2012, we believe that we have sufficient capital to fund our planned operations through approximately the third quarter of 2012. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  From inception through March 31, 2012, we have financed our operations through private sales of our equity and debt securities.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  However, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

Notwithstanding the foregoing estimates, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business.

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

License Agreement Commitments

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

The onapristone license agreement provides us with exclusive, worldwide rights to a U.S. provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. We intend to expand our patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We will make the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is not anticipated until 2013. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

Under the license agreement with Invivis, we also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided, however, that we shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, or (c) result from a breach of any representation, warranty confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (i) the last to expire valid claim contained in the patent rights, and (ii) February 13, 2032. In general, Invivis may terminate the license agreement at any time upon a material breach by us to the extent we fail to cure any such breach within 90 days after receiving notice of such breach or in the event we file for bankruptcy. We may terminate the agreement for any reason upon 90 days’ prior written notice.

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

Under the terms of the license agreement with Pitt, we made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. We would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. We were also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. We do not anticipate making any milestone payments during 2012 under this license agreement.

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

On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. As of March 31, 2012, we have accrued for the outstanding annual license fee of $250,000, while we are working with Pitt to wind down our AR-67 program.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2012.

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

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011. In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

Item 3.             Defaults Upon Senior Securities.

Not applicable.

Item 4.             Mine Safety Disclosures.

Not applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

Exhibit No.	Exhibit Description

10.1	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc.+

10.2	Master Services Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc.+

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, and (v) Notes to Condensed Financial Statements.*

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 15, 2012	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc.+

10.2	Master Services Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc.+

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, (iii) Condensed Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through March 31, 2012, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the period from August 1, 2005 (inception) through March 31, 2012, and (v) Notes to Condensed Financial Statements.*

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The entire exhibit has been separately filed with the Commission.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.