Form 10-Q
period 2012-06-30
Arno Therapeutics, Inc
filed 2012-08-14
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 10, 2012, there were 36,334,942 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,055,902	$6,678,344
Prepaid expenses and other current assets	126,803	296,948

Total current assets	2,182,705	6,975,292

Property and equipment, net	31,757	38,673
Security deposit	10,455	10,455

Total assets	$2,224,917	$7,024,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$722,338	$683,161
Accrued expenses and other current liabilities	1,383,190	1,188,041
Due to related party	19,912	84,756
Deferred rent	14,247	7,351

Total current liabilities	2,139,687	1,963,309

Warrant liability	1,183,430	3,705,472

Total liabilities	3,323,117	5,668,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,334,942 and 36,304,942 shares issued and outstanding	3,608	3,605
Additional paid-in capital	37,255,129	36,865,034
Deficit accumulated during the development stage	(38,356,937)	(35,513,000)

Total stockholders' (deficit) equity	(1,098,200)	1,355,639

Total liabilities and stockholders' (deficit) equity	$2,224,917	$7,024,420

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from
					August 1, 2005 (inception)
	2012	2011	2012	2011	through June 30, 2012

Operating expenses:
Research and development	$2,341,092	$1,309,776	$4,218,685	$2,576,806	$32,526,763
General and administrative	536,713	547,552	1,154,181	890,649	8,198,122

Total operating expenses	2,877,805	1,857,328	5,372,866	3,467,455	40,724,885

Loss from operations	(2,877,805)	(1,857,328)	(5,372,866)	(3,467,455)	(40,724,885)

Other income (expense):
Interest income	1,852	8,171	5,240	17,423	411,511
Interest expense	-	-	-	-	(1,260,099)
Other income (expense)	2,600,647	67,817	2,523,689	(602,119)	3,216,536

Total other income (expense)	2,602,499	75,988	2,528,929	(584,696)	2,367,948

Net loss	$(275,306)	$(1,781,340)	$(2,843,937)	$(4,052,151)	$(38,356,937)

Preferred stock dividends	$-	$-	$-	$81,651

Net loss available to common stockholders	$(275,306)	$(1,781,340)	$(2,843,937)	$(4,133,802)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.13)

Weighted-average shares outstanding -basic and diluted	36,306,261	36,189,164	36,305,601	32,737,806

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2012

(unaudited)

	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS 'EQUITY (DEFICIT)
Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	361,598	-	361,598

Issuance of common shares pursuant to placement agent agreement	-	-	30,000	3	28,497	-	28,500

Net loss, six months ended June 30, 2012	-	-	-	-	-	(2,843,937)	(2,843,937)

Balance at June 30, 2012	-	$-	36,334,942	$3,608	$37,255,129	$(38,356,937)	$(1,098,200)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Period from
			August 1, 2005 (inception)
	2012	2011	through June 30, 2012
Cash flows from operating activities
Net loss	$(2,843,937)	$(4,052,151)	$(38,356,937)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,916	5,452	108,060
Stock-based compensation	361,598	235,642	3,310,002
Warrant liability	(2,522,042)	602,086	(2,156,991)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	6,896	(5,586)	14,247
Loss on disposal of assets	-	-	5,357
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses and other current assets	198,645	99,564	(98,303)
Security deposit	-	-	(10,455)
Accounts payable	59,177	359,823	742,338
Accrued expenses	175,149	(482,843)	1,363,190
Due to related party	(64,844)	75,937	19,912

Net cash used in operating activities	(4,622,442)	(3,162,076)	(33,359,146)

Cash flows from investing activities
Purchase of property and equipment	-	(6,516)	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	(6,516)	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	35,600,347

Net (decrease) increase in cash and cash equivalents	(4,622,442)	(3,168,592)	2,055,902
Cash and cash equivalents at beginning of period	6,678,344	13,528,444	-

Cash and cash equivalents at end of period	$2,055,902	$10,359,852	$2,055,902

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-		$3,340,421
Issuance of common stock pursuant to placement agent agreement	$28,500		$28,500

Preferred stock dividends settled in common stock		$319,074	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company intends to develop a companion diagnostic product to selectively identify patients who express the activated progesterone receptor and would potentially be more likely to benefit from treatment with onapristone. The Company plans to conduct pre-clinical toxicology studies and manufacturing activities in 2012 and to file an investigational new drug application (“IND”) or foreign equivalent in 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently open for patient accrual.

•	AR-12 – AR-12 is an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2012, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $38.4 million at June 30, 2012. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended June 30, 2012 are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2012 were approximately $2.1 million, compared to $6.7 million as of December 31, 2011. Based on its resources at June 30, 2012 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the end of September 2012. The Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional equity capital or license one or more of its products to finance the continued operating and capital requirements of the Company. In May 2012, the Company engaged a financial advisor to assist with its ongoing financing efforts. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. However, while the Company will extend its best efforts to raise additional capital to fund all operations beyond the next 12 months, management can provide no assurances that the Company will be able to raise sufficient funds.

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

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
		2012			2011			2012			2011
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(275,306)			$(1,781,340)			$(2,843,937)			$(4,052,151)
Less: Preferred stock dividends	-			-			-			(81,651)

Basic and Diluted EPS
Loss available to common stockholders	$(275,306)	36,306,261	$(0.01)	$(1,781,340)	36,189,164	$(0.05)	$(2,843,937)	36,305,601	$(0.08)	$(4,133,802)	32,737,806	$(0.13)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	June 30, 2012	June 30, 2011
Options to purchase common stock	-	129,532

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

For the three months ended June 30, 2012 and 2011, 14,968,048 and 15,887,332 warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of June 30, 2012 and 2011, respectively.

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

 ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not anticipated until early 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company does not expect to be required to make any milestone payments under these license agreements during 2012.

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

On January 12, 2012, the Company received a notice from Pitt, in which Pitt claimed that the Company was in default under the parties’ license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and provided the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. As of June 30, 2012, the Company has accrued for the outstanding annual license fee of $250,000, while the Company is working to wind down its AR-67 program.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2012.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of June 30, 2012:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value June	Markets	Observable Inputs	Unobservable Inputs
	30, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$1,183,430	$-	$-	$1,183,430

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at June 30, 2012:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2012	$(3,705,472)

Purchases, sales and settlements
Warrants issued	-

Total gains or losses
Unrealized depreciation	2,522,042

Balance at June 30, 2012	$(1,183,430)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

On April 25, 2011, the Company issued 250,000 shares of restricted common stock to its new Chief Executive Officer pursuant to his employment agreement. These shares vested in 12 equal monthly installments and had a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilized a third-party valuation report (see Note 7 – Warrants).  The shares were recognized as compensation expense upon vesting. The Company recognized $14,396 and $172,752 of compensation expense for the three months ended June 30, 2012 and for the period from August 1, 2005 (inception) through June 30, 2012, respectively, in connection with the restricted shares. As of April 25, 2012, all 250,000 shares had vested.

On June 27, 2012, the Company issued 30,000 shares of its common stock to a financial advisor as an upfront fee for providing services in connection with the Company’s ongoing financing efforts. These shares were valued at $28,500 based on the Company’s per share price of $0.95 as of May 30, 2012, the date of the advisor’s engagement.

As of June 30, 2012, the Company has 36,334,942 shares of common stock issued and outstanding.

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

June 30, 2012

(unaudited)

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

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 9), and I-Bankers Securities, Inc. (“IBS”), which acted as placement agents for the Company in connection with the private placement. The Placement Warrants have a five-year life and were valued at $465,820 based on the Monte Carlo simulation. As of June 30, 2012, none of these warrants have been exercised.

Warrants

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $1.2 million and approximately $3.7 million at June 30, 2012 and December 31, 2011, respectively. This significant decrease compared to the December 2011 valuation is primarily attributable to a significant decrease in the trading price of the Company’s common stock during the quarter. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement.  The Placement Warrants have a five-year life and were valued at $465,820 based on the Monte Carlo simulation. As of June 30, 2012, none of these warrants have been exercised.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2012.

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

As of June 30, 2012, an aggregate of 901,290 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

For the three and six months ended June 30, 2012, the Company did not issue any stock options. In previous periods, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Expected volatility	86 - 87%	86 - 87%
Expected term	6 - 10 years	6 - 10 years
Dividend yield	0%	0%
Risk-free interest rate	1.5 - 2.0%	1.5 - 2.0%
Stock price	$0.69 - $0.72	$0.69 - $0.72
Forfeiture rate	0.0%	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

A summary of the status of the options issued under the Plan at June 30, 2012, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2012	51,601	6,628,555	$1.09
Options granted under the Plan	-	-
Options exercised	-	-
Options forfeited	849,689	(849,689)	$1.00
Balance at June 30, 2012	901,290	5,778,866	$1.11	$-

Exercisable at June 30, 2012		2,413,353	$1.25	$-

The following table summarizes information about stock options outstanding at June 30, 2012:

	Outstanding			Exercisable

Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.00	5,388,133	8.3	$1.00	2,022,620	$1.00
$2.42	299,066	3.9	$2.42	299,066	$2.42
$3.00	91,667	1.8	$3.00	91,667	$3.00
Total	5,778,866	8.1	$1.11	2,413,353	$1.25

Stock-based compensation costs under the Plan for the three and six months ended June 30, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through June 30, 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from
					August 1, 2005 (inception)
	2012	2011	2012	2011	through June 30, 2012

Research and development	$84,057	$39,300	$112,814	$68,600	$1,516,591
General and administrative	109,996	166,367	248,784	167,042	1,793,411

Total	$194,053	$205,667	$361,598	$235,642	$3,310,002

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

The fair value of options vested under the Plan was approximately $322,688 and $114,081 for the three months ended June 30, 2012 and 2011, respectively, approximately $329,669 and $126,743 for the six months ended June 30, 2012 and 2011, respectively and approximately $2,684,533 for the period from August 1, 2005 (inception) through June 30, 2012.

At June 30, 2012, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1,588,091, which is expected to be recognized over a weighted-average vesting period of 2.0 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

 9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s then President, Secretary and director, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the six months ended June 30, 2012, TRC billed Arno $132,825 for services rendered, an average of approximately $22,138 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2012 and 2011 and for the period from August 1, 2005 (inception) through June 30, 2012 services and reimbursed expenses totaled $70,522, $171,129, $190,992, $407,209 and $1,974,894 respectively. As of June 30, 2012, the Company had a payable to TRC of $19,912, which was paid in full during July 2012.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND or foreign equivalent by the second quarter of 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. Up to an additional 10 study subjects with multiple myeloma, CLL and lymphoma may be enrolled at the RP2D. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines Agency’s (EMA) for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. We have also applied to the FDA for orphan drug designation of AR-42 for the treatment of NF2 associated central nervous system tumors.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We anticipate that the Escalation Phase will be completed in the third quarter of 2012. We also anticipate the determination of an RP2D and MTD with the conclusion of the Escalation Phase in the third quarter of 2012. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has been shown to substantially increase the bioavailability in preclinical models.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2012 and 2011 were approximately $0.5 million each as there were no significant changes from period to period.

G&A expenses for the six months ended June 30, 2012 and 2011 were approximately $1.2 million and $0.9 million, respectively. The increase of approximately $0.3 million compared to the same period in 2011 is primarily attributable to an increase of approximately $0.2 million in personnel costs, including stock compensation expense due to having a full-time CEO and executive assistant during the six months ended June 30, 2012 and no employees in those positions until the second quarter of 2011. There was also an approximately $0.1 million increase in travel expenses related to general business activities during the six months ended June 30, 2012 compared to the comparable period in 2011.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2012 and 2011 were approximately $2.3 million and $1.3 million, respectively. The increase of approximately $1.0 million compared to the same period of 2011 is primarily due to our new product candidate, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs for the three months ended June 30, 2012 included approximately $0.4 million on initial manufacturing activities, approximately $0.3 million on pre-clinical development activities and approximately $0.2 million on clinical development support services. Additionally, there was an approximately $0.3 million increase in AR-12 clinical activities in 2012 compared to the same period in 2011 due to certain clinical milestones payable to our AR-12 contract research organization, being achieved during the second quarter 2012 with no milestones triggered during the same period in 2011. There was also an increase of approximately $0.1 million relating to AR-42 regulatory efforts that were not being pursued during the same period of 2011. These increases were partially offset by an approximately $0.4 million decrease in manufacturing activities for AR-12 compared to the 2011 period resulting from reformulation activities performed during the second quarter of 2011 that were not actively ongoing during the same period of 2012.

R&D expenses for the six months ended June 30, 2012 and 2011 were approximately $4.2 million and $2.6 million, respectively. The increase of approximately $1.6 million compared to the same period in 2011 is primarily due to our new product, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs included a $0.5 million one-time cash payment to the licensor, approximately $0.4 million on initial manufacturing activities, approximately $0.4 million on pre-clinical development activities and approximately $0.4 million on clinical development support services. Additionally, there was an approximately $0.3 million increase in AR-12 clinical activities in 2012 compared to the same period in 2011 due to certain clinical milestones being achieved during the first half of 2012 with no milestones triggered during the same period of 2011. There was also an increase of approximately $0.3 million relating to AR-42 regulatory efforts that were not being pursued during the same period of 2011 and an increase of approximately $0.2 million in compensation costs related to the hiring of a full-time Chief Medical Officer during the first half of 2012 with the position being vacant during the majority of the same period in 2011. These increases were partially offset by an approximately $0.9 million decrease in manufacturing and nonclinical activities for AR-12 compared to the 2011 period resulting from reformulation activities performed during the first half of 2011 that were not actively ongoing during the same period in 2012.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and six months ended June 30, 2012 and 2011, as well as the cumulative amounts since we began development of each product candidate through June 30, 2012. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative amounts during
	2012	2011	2012	2011	development
Onapristone	$1,039,428	$-	$1,867,784	$-	$1,894,202
AR-42	386,413	246,068	593,042	324,557	4,624,519
AR-12	373,307	524,176	505,610	1,169,817	9,348,498
AR-67	28,816	99,476	287,827	206,233	7,953,044
Unallocated R&D	513,128	440,056	964,422	876,199	8,706,500
Total	$2,341,092	$1,309,776	$4,218,685	$2,576,806	$32,526,763

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND or equivalent by the second quarter of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $5.1 million on external development costs during the fiscal year 2012, which includes the one-time cash payment of $0.5 million that we made to Invivis upon execution of the license agreement in February 2012.

AR-42.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies; multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma.  The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated.   Up to an additional 10 study subjects with multiple myeloma, CLL and lymphoma, may be enrolled at the RP2D.  We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort, and subjects are being actively screened to enter into this cohort. During 2012, we intend to collaborate with Ohio State to conduct a Phase 0 investigator-initiated study of AR-42 in patients with surgically resectable schwannoma and meningioma. The primary purpose of this study will be to assess intra-tumoral concentrations of AR-42, identify apoptosis markers and assess gene regulation. Based on our current development plans for AR-42, we anticipate spending approximately $2.6 million on external development costs during the fiscal year 2012.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.   We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 is designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We anticipate the determination of an RP2D and MTD in the third quarter of 2012.  Based on our current development plans for AR-12, we anticipate spending approximately $0.7 million on external development costs during the fiscal year 2012.

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

Interest Income. Interest income for the three and six months ended June 30, 2012 and 2011 were $1,852, $5,240, $8,171, and $17,423 respectively. The decrease in interest income compared to the same periods in 2011 is primarily due to lower average cash balances.

Other (Expense) Income. Other income for the three months ended June 30, 2012 was approximately $2.6 million compared to other income of approximately $0.1 million for the same period in 2011. This increase in other income of approximately $2.5 million is primarily due to an approximately $2.5 million noncash adjustment to the warrant liability during the three months ended June 30, 2012 compared to an adjustment of approximately $0.1 million during the three months ended June 30, 2011. This decrease in the noncash warrant liability is primarily due to the significant decrease in the trading price of the Company’s common stock, from $0.60 to $0.10, that occurred during the second quarter of 2012.

Other income for the six months June 30, 2012 was approximately $2.5 million compared to other expense of approximately $0.6 million for the same period in 2011. This increase in other income of approximately $3.1 million is primarily due to approximately $2.5 million noncash adjustments (decreases) to the warrant liability during the six months ended June 30, 2012 compared to adjustments (increases to the warrant liability) of approximately $0.6 million during the six months ended June 30, 2011. This large decrease in the noncash warrant liability is primarily due to the significant decrease in the trading price of the Company’s common stock, from $0.60 to $0.10, that occurred during the second quarter of 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2012 and December 31, 2011 and our net changes in cash and cash equivalents for the six months ended June 30, 2012 and 2011 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2012	December 31, 2011
Cash and cash equivalents	$2,056	$6,678
Working Capital	$43	$5,012
Stockholders' (deficit) equity	$(1,098)	$1,356

	Six Months Ended June 30,
Cash flow data	2012	2011
Cash used in:
Operating activities	$(4,622)	$(3,162)
Investing activities	-	(7)
Net decrease in cash and cash equivalents	$(4,622)	$(3,169)

Our total cash resources as of June 30, 2012 were approximately $2.1 million compared to approximately $6.7 million as of December 31, 2011. As of June 30, 2012, we had approximately $3.3 million in liabilities (of which approximately $1.2 million represented a non-cash warrant liability), and approximately $43,000 in net working capital. We incurred a net loss of approximately $2.8 million and had negative cash flow from operating activities of $4.6 million for the six months ended June 30, 2012. Since August 1, 2005 (inception) through June 30, 2012, we have incurred an aggregate net loss of approximately $38.4 million, while negative cash flow from operating activities has amounted to $33.4 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Based on our resources at June 30, 2012, we believe that we only have sufficient capital to fund our planned operations through approximately the end of September 2012. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  From inception through June 30, 2012, we have financed our operations through private sales of our equity and debt securities.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  In May 2012, we engaged a financial advisor to assist us in our ongoing financing efforts. However, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. To the extent that we raise additional funds by issuing equity or convertible or non-convertible debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us.  These things may have a material adverse effect on our business. The continuation of our business beyond the third quarter of 2012 is dependent upon obtaining further long-term financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations, which would significantly harm our business, financial condition and results of operations. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

Notwithstanding the foregoing estimates, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

The onapristone license agreement provides us with exclusive, worldwide rights to a U.S. provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. We intend to expand our patent portfolio by filing additional patent applications covering the use and manufacture of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

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

On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. As of June 30, 2012, we have accrued for the outstanding annual license fee of $250,000, while we are working to wind down our AR-67 program.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2012.

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

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011 (no stock options were granted during the six months ended June 30, 2012). In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

Item 1A.        Risk Factors.

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2011 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2011 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

As of June 30, 2012, we only had approximately $2.1 million in cash and cash resources, and net working capital of approximately $43,000. During the six months ended June 30, 2012, we had negative cash flow from operating activities of $4.6 million, and we expect our negative cash flows from operations to continue for the foreseeable future. We believe that our currently available cash resources are only sufficient to fund our operations through approximately the end of September 2012. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Accordingly, we are in immediate need of additional capital to fund our general corporate activities. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

Since we do not currently generate any revenue from operations, nor do we expect to for the foreseeable future, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to restrictive covenants that could affect the manner in which we conduct our business.

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the global economic turmoil of the last few years, which continues to severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in this “Risk Factors” section and in our 2011 Annual Report. We have based these forecasts on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Item 2.          Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.          Defaults Upon Senior Securities.

Not applicable.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, and for the period from August 1, 2005 (inception) through June 30, 2012, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through June 30, 2012, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and for the period from August 1, 2005 (inception) through June 30, 2012, and (v) Notes to Condensed Financial Statements.*

*	To be furnished by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 14, 2012	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Scott L. Navins
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

