Form 10-Q
period 2012-09-30
Arno Therapeutics, Inc
filed 2012-11-19
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 16, 2012, there were 36,334,942 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”) in reliance on the relief granted by the Securities and Exchange Commission’s Order dated November 14, 2012 (Release No. 68224). The Company was unable to file the Form 10-Q within the prescribed time period without unreasonable effort and expense because of the effects of Hurricane Sandy, which prevented key personnel from reporting to work for a period of several days, thereby delaying the preparation of the Form 10-Q.

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

Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Examples of the risks and uncertainties include, but are not limited to:

•	the risk that recurring losses, negative working capital, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;

•	the risk that we may not successfully develop and market our product candidates, and even if we do, we may not become profitable;

•	risks relating to the progress of our research and development;

•	risks relating to significant, time-consuming and costly research and development efforts, including pre-clinical studies, clinical trials and testing, and the risk that clinical trials of our product candidates may be delayed, halted or fail;

•	risks relating to the rigorous regulatory approval process required for any products that we may develop independently, with our development partners or in connection with any collaboration arrangements;

•	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;

•	risks that the FDA or other regulatory authorities may not accept any applications we file;

•	risks that the FDA or other regulatory authorities may withhold or delay consideration of any applications that we file or limit such applications to particular indications or apply other label limitations;

•	risks that, after acceptance and review of applications that we file, the FDA or other regulatory authorities will not approve the marketing and sale of our drug product candidates;

•	risks relating to our drug manufacturing operations, including those of our third-party suppliers and contract manufacturers;

•	risks relating to the ability of our development partners and third-party suppliers of materials, drug substance and related components to provide us with adequate supplies and expertise to support manufacture of drug product for initiation and completion of our clinical studies; and

•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers.

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

PART I — FINANCIAL INFORMATION

Item 1.          Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$593,632	$6,678,344
Prepaid expenses and other current assets	331,393	296,948

Total current assets	925,025	6,975,292

Property and equipment, net	28,261	38,673
Security deposit	10,455	10,455

Total assets	$963,741	$7,024,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,179,437	$683,161
Accrued expenses and other current liabilities	1,077,836	1,188,041
Due to related party	24,658	84,756
Deferred rent	13,602	7,351

Total current liabilities	3,295,533	1,963,309

Warrant liability	1,599,493	3,705,472

Total liabilities	4,895,026	5,668,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,334,942 and 36,304,942 shares issued and outstanding	3,608	3,605
Additional paid-in capital	37,436,685	36,865,034
Deficit accumulated during the development stage	(41,371,578)	(35,513,000)

Total stockholders' (deficit) equity	(3,931,285)	1,355,639

Total liabilities and stockholders' (deficit) equity	$963,741	$7,024,420

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 1, 2005 (inception)
	2012	2011	2012	2011	through September 30, 2012

Operating expenses:
Research and development	$2,067,857	$1,422,662	$6,286,542	$3,999,469	$34,594,620
General and administrative	531,431	526,732	1,685,613	1,417,381	8,729,554

Total operating expenses	2,599,288	1,949,394	7,972,155	5,416,850	43,324,174

Loss from operations	(2,599,288)	(1,949,394)	(7,972,155)	(5,416,850)	(43,324,174)

Other income (expense):
Interest income	658	6,680	5,898	24,104	412,169
Interest expense	-	-	-	-	(1,260,099)
Other income (expense)	(416,010)	184,717	2,107,679	(417,402)	2,800,526

Total other income (expense)	(415,352)	191,397	2,113,577	(393,298)	1,952,596

Net loss	$(3,014,640)	$(1,757,997)	$(5,858,578)	$(5,810,148)	$(41,371,578)

Preferred stock dividends	$-	$-	$-	$81,651

Net loss available to common stockholders	$(3,014,640)	$(1,757,997)	$(5,858,578)	$(5,891,799)

Net loss per share - basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.17)

Weighted-average shares outstanding -basic and diluted	36,334,942	36,255,098	36,315,453	33,923,120

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2012

(unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	543,154	-	543,154

Issuance of common shares pursuant to placement agent agreement	-	-	30,000	3	28,497	-	28,500

Net loss, nine months ended September 30, 2012	-	-	-	-	-	(5,858,578)	(5,858,578)

Balance at September 30, 2012	-	$-	36,334,942	$3,608	$37,436,685	$(41,371,578)	$(3,931,285)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Period from August 1, 2005 (inception)
	2012	2011	through September 30, 2012
Cash flows from operating activities
Net loss	$(5,858,578)	$(5,810,148)	$(41,371,578)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,412	8,335	111,556
Stock-based compensation	543,154	433,830	3,491,558
Warrant liability	(2,105,979)	411,161	(1,740,928)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	6,251	(10,167)	13,602
Loss on disposal of assets	-	-	5,357
Noncash interest expense	-	-	311,518

Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,945)	145,705	(302,893)
Security deposit	-	(10,455)	(10,455)
Accounts payable	1,496,276	101,874	2,179,437
Accrued expenses	(110,205)	(336,462)	1,077,836
Due to related party	(60,098)	71,880	24,658

Net cash used in operating activities	(6,084,712)	(4,994,447)	(34,821,416)

Cash flows from investing activities
Purchase of property and equipment	-	(9,185)	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	(9,185)	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(45,000)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	35,600,347

Net (decrease) increase in cash and cash equivalents	(6,084,712)	(5,003,632)	593,632
Cash and cash equivalents at beginning of period	6,678,344	13,528,444	-

Cash and cash equivalents at end of period	$593,632	$8,524,812	$593,632

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$-	$80,000

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-		$3,340,421
Issuance of common stock pursuant to placement agent agreement	$28,500		$28,500

Preferred stock dividends settled in common stock		$319,074	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company intends to develop a companion diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and would potentially be more likely to benefit from treatment with onapristone. The Company is conducting pre-clinical toxicology studies and manufacturing activities in 2012 and plans to file an investigational new drug application (“IND”) or foreign equivalent in 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently open for patient accrual.

•	AR-12 – AR-12 is an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2012, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $41.4 million at September 30, 2012. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended September 30, 2012 are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

Warrant Liability

The Company accounts for the warrants issued in connection with the September 2010 Purchase Agreement (see Note 7) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2012 were approximately $0.6 million, compared to $6.7 million as of December 31, 2011. As of September 30, 2012, the Company had current liabilities of approximately $3.3 million, resulting in negative working capital of approximately $2.4 million. Accordingly, the Company is in immediate need of substantial additional financing or it may be required to cease its operations altogether. The Company’s continued operations depend entirely on its ability to raise additional funds through various potential sources, such as equity or debt financing, or to license its product candidates to another pharmaceutical company. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent commercialization and, accordingly, to raise enough capital to finance these developmental efforts until it can achieve profitability, if ever. In order to finance the continued operating and capital requirements of the Company, management has been actively seeking to raise additional capital through the sale and issuance of its equity or debt securities or by granting a license to one or more of its products in exchange for cash payments. While the Company engaged a financial advisor in May 2012 to assist with its ongoing financing efforts, the Company does not have any committed sources of financing at this time. Amounts raised, if any, will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. However, while the Company continues to extend its best efforts to raise additional capital in order to continue funding its operations, management can provide no assurances that the Company will be able to raise sufficient funds.

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders may experience significant dilution. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

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

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
		2012			2011			2012			2011
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(3,014,640)			$(1,757,997)			$(5,858,578)			$(5,810,148)
Less: Preferred stock dividends	-			-			-			(81,651)

Basic and Diluted EPS
Loss available to common stockholders	$(3,014,640)	36,334,942	$(0.08)	$(1,757,997)	36,255,098	$(0.05)	$(5,858,578)	36,315,453	$(0.16)	$(5,891,799)	33,923,120	$(0.17)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	September 30, 2012	September 30, 2011
Options to purchase common stock	-	129,532

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

For the periods ended September 30, 2012 and 2011, 14,968,048 and 15,867,581 warrants and options have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of September 30, 2012 and 2011, respectively.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not anticipated until early 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company does not expect to be required to make any milestone payments under these license agreements during 2012.

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

In 2006, under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. The Company was also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries of the license agreement, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement.

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

On January 12, 2012, the Company received a notice from Pitt, in which Pitt claimed that the Company was in default under the parties’ license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and provided the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. As of September 30, 2012, the Company has accrued for the outstanding annual license fee of $250,000, while it is working to wind down its AR-67 program.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2012.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2012:

Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability	$1,599,493	$-	$-	$1,599,493

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at September 30, 2012:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Warrant Liability

Balance at January 1, 2012	$(3,705,472)

Purchases, sales and settlements
Warrants issued	-

Total gains or losses
Unrealized depreciation	2,105,979

Balance at September 30, 2012	$(1,599,493)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

On April 25, 2011, the Company issued 250,000 shares of restricted common stock to its new Chief Executive Officer pursuant to his employment agreement. These shares vested in 12 equal monthly installments and had a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilized a third-party valuation report (see Note 7 – Warrants).  The shares were recognized as compensation expense upon vesting. The Company recognized no expense for the three months ended September 30, 2012. The Company recognized $57,584 and $172,752 of compensation expense for the nine months ended September 30, 2012 and for the period from August 1, 2005 (inception) through September 30, 2012, respectively, in connection with the restricted shares. As of April 25, 2012, all 250,000 shares had vested.

On June 27, 2012, the Company issued 30,000 shares of its common stock to a financial advisor as an upfront fee for providing services in connection with the Company’s ongoing financing efforts. These shares were valued at $28,500 based on the Company’s per share price of $0.95 as of May 30, 2012, the date of the advisor’s engagement.

As of September 30, 2012, the Company has 36,334,942 shares of common stock issued and outstanding.

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

September 30, 2012

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

Issuance costs related to the financing were approximately $1.8 million, of which approximately $0.5 million was non-cash for issuance of warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank Capital Securities, Inc. (“Riverbank”), a related party controlled by several officers and/or directors of the Company (see Note 9), and I-Bankers Securities, Inc. (“IBS”), which acted as placement agents for the Company in connection with the private placement. As of September 30, 2012, none of these warrants have been exercised.

Warrants

In accordance with the September 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $1.6 million and approximately $3.7 million at September 30, 2012 and December 31, 2011, respectively. This significant decrease compared to the December 2011 valuation is primarily attributable to a significant decrease in the trading price of the Company’s common stock during 2012. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations.

In connection with the September 2010 private placement, the Company issued warrants (“Placement Warrants”) to purchase 1,056,930 shares of the Company’s common stock at 110% of the Series A Preferred Stock purchase price per share to designees of Riverbank and IBS, that acted as placement agents for the Company in connection with the private placement.   As of September 30, 2012, none of these warrants have been exercised.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2012.

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

As of September 30, 2012, an aggregate of 901,290 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

For the three and nine months ended September 30, 2012, the Company did not issue any stock options. In previous periods, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Expected volatility	87%	86 - 87%
Expected term	10 years	6 - 10 years
Dividend yield	0%	0%
Risk-free interest rate	1.5%	1.5 - 2.0%
Stock price	$0.71	$0.69 - $0.72
Forfeiture rate	0.0%	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

A summary of the status of the options issued under the Plan at September 30, 2012, and information with respect to the changes in options outstanding is as follows:

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2012	51,601	6,628,555	$1.09
Options granted under the Plan	-	-
Options exercised	-	-
Options forfeited	849,689	(849,689)	$1.00
Balance at September 30, 2012	901,290	5,778,866	$1.11	$-

Exercisable at September 30, 2012		2,652,636	$1.23	$-

The following table summarizes information about stock options outstanding at September 30, 2012:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.00	5,388,133	8.0	$1.00	2,261,903	$1.00
$2.42	299,066	3.7	$2.42	299,066	$2.42
$3.00	91,667	1.5	$3.00	91,667	$3.00
Total	5,778,866	7.8	$1.11	2,652,636	$1.23

Stock-based compensation costs under the Plan for the three and nine months ended September 30, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through September 30, 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Period from August 1, 2005 (inception)
	2012	2011	2012	2011	through September 30, 2012

Research and development	$84,957	$56,500	$197,771	$125,100	$1,601,548
General and administrative	96,600	141,688	345,383	308,730	1,890,010

Total	$181,557	$198,188	$543,154	$433,830	$3,491,558

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

The fair value of options vested under the Plan was approximately $117,228 and $104,186 for the three months ended September 30, 2012 and 2011, respectively, approximately $446,897 and $230,929 for the nine months ended September 30, 2012 and 2011, respectively and approximately $2,801,762 for the period from August 1, 2005 (inception) through September 30, 2012.

At September 30, 2012, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1,470,862, which is expected to be recognized over a weighted-average vesting period of 0.7 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

 9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director of the Company and at the time also its President, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the nine months ended September 30, 2012, TRC billed Arno $199,631 for services rendered, an average of approximately $22,181 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2012 and 2011 and for the period from August 1, 2005 (inception) through September 30, 2012 services and reimbursed expenses totaled $76,240, $247,369, $158,366, $565,575 and $2,051,134 respectively. As of September 30, 2012, the Company had a payable to TRC of $24,658, which was paid in full during October 2012.

In connection with the September 2010 private placement, the Company engaged Riverbank to serve as placement agent.  In consideration for its services, the Company paid Riverbank a placement fee of $789,880.  In addition, the Company issued to designees of Riverbank five-year warrants to purchase an aggregate of 664,880 shares of Series A Preferred Stock at an initial exercise price of $1.10 per share. The warrants issued to Riverbank are in substantially the same form as the Class A and Class B Warrants issued to the investors in the private placement, except that they do not include certain anti-dilution provisions contained in the Class A and Class B Warrants. Each of Messrs. Kazam, Tanen and Peter M. Kash, a director of Arno until April 2011, are principals of Riverbank.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND or foreign equivalent in 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines Agency’s (EMA) for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. We have also applied to the FDA for orphan drug designation of AR-42 for the treatment of NF2 associated central nervous system tumors.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We anticipate that the Escalation Phase will be completed in the fourth quarter of 2012. We also anticipate the determination of an RP2D and MTD with the conclusion of the Escalation Phase in the fourth quarter of 2012. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has been shown to substantially increase the bioavailability in preclinical models.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three months ended September 30, 2012 and 2011 were approximately $0.5 million, as there were no significant changes from period to period.

G&A expenses for the nine months ended September 30, 2012 and 2011 were approximately $1.7 million and $1.4 million, respectively. The increase of approximately $0.3 million compared to the same period in 2011 is primarily attributable to an increase of approximately $0.2 million in personnel costs, including stock compensation expense due to having a full-time CEO and executive assistant during the nine months ended September 30, 2012 and no employees in those positions until the second quarter of 2011. There was also an approximately $0.1 million increase in travel expenses related to general business activities during the nine months ended September 30, 2012 compared to the same period in 2011.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2012 and 2011 were approximately $2.1 million and $1.4 million, respectively. The increase of approximately $0.7 million compared to the same period of 2011 is primarily due to our new product candidate, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs for the three months ended September 30, 2012 were approximately $1.1 million, including approximately $0.6 million on initial manufacturing activities, approximately $0.2 million on pre-clinical development activities and approximately $0.3 million on clinical development support services. This increase of $1.1 million related to onapristone was partially offset by an approximately $0.2 million decrease in compensation and consulting costs due to having fewer staff and outside consultants during the third quarter of 2012 compared to the same period in 2011. Additionally, there were decreases of approximately $0.1 million in each of the AR-12 and AR-67 programs primarily due to reduced nonclinical and regulatory activities.

R&D expenses for the nine months ended September 30, 2012 and 2011 were approximately $6.3 million and $4.0 million, respectively. The increase of approximately $2.3 million compared to the same period in 2011 is primarily due to our new product, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs for the nine months ended September 30, 2012 were approximately $2.9 million, including a $0.5 million one-time cash payment to the licensor, approximately $1.1 million on initial manufacturing activities, approximately $0.6 million on pre-clinical development activities and approximately $0.7 million on clinical development support services. Additionally, there was an increase of approximately $0.3 million relating to AR-42 regulatory efforts that were not being pursued during the same period of 2011. These increases were partially offset by an approximately $0.8 million decrease in manufacturing and nonclinical activities for AR-12 compared to 2011 resulting from reformulation activities performed during the first nine months of 2011 that were not actively ongoing during the same period in 2012.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine months ended September 30, 2012 and 2011, as well as the cumulative amounts since we began development of each product candidate through September 30, 2012. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative
					amounts during
					development
	2012	2011	2012	2011	stage
Onapristone	$1,078,145	$-	$2,945,930	$-	$2,972,348
AR-42	220,241	258,840	813,282	583,396	4,844,759
AR-12	273,993	368,860	779,603	1,538,677	9,622,491
AR-67	81,908	167,701	369,735	373,934	8,034,952
Unallocated R&D	413,570	627,261	1,377,992	1,503,462	9,120,070
Total	$2,067,857	$1,422,662	$6,286,542	$3,999,469	$34,594,620

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND or equivalent in 2013. Based on our current development plans for onapristone, we anticipate spending a total of approximately $4.7 million on external development costs during the fiscal year 2012, which includes the one-time cash payment of $0.5 million that we made to Invivis upon execution of the license agreement in February 2012.

AR-42.  AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies; multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma.  The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated.  We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort, and subjects are being actively screened to enter into this cohort. During 2012, we intend to collaborate with Ohio State to design a Phase 0 investigator-initiated study of AR-42 in patients with surgically resectable schwannoma and meningioma. The primary purpose of this study will be to assess intra-tumoral concentrations of AR-42, identify apoptosis markers and assess gene regulation. Based on our current development plans for AR-42, we anticipate spending a total of approximately $1.1 million on external development costs during the fiscal year 2012.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 is designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We anticipate the determination of an RP2D and MTD in the fourth quarter of 2012. Based on our current development plans for AR-12, we anticipate spending a total of approximately $0.9 million on external development costs during the fiscal year 2012.

Our planned expenditures on our clinical development programs are expected to be substantial, particularly in relation to our available capital resources, and to increase.  However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	our ability to obtain additional capital to fund our development programs;
•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three and nine months ended September 30, 2012 and 2011 were $658, $5,898, $6,680, and $24,104 respectively. The decrease in interest income compared to the same periods in 2011 is primarily due to lower average cash balances.

Other (Expense) Income. Other expense for the three months ended September 30, 2012 was approximately $0.4 million compared to other income of approximately $0.2 million for the same period in 2011. This increase in other expense of approximately $0.6 million is primarily due to an approximately $0.4 million noncash adjustment (increase) to the warrant liability during the three months ended September 30, 2012 driven by an increased volatility assumption in the warrant valuation model compared to a decrease of approximately $0.2 million during the three months ended September 30, 2011.

Other income for the nine months September 30, 2012 was approximately $2.1 million compared to other expense of approximately $0.4 million for the same period in 2011. This increase in other income of approximately $2.5 million is primarily due to approximately $2.1 million noncash adjustments (decreases) to the warrant liability during the nine months ended September 30, 2012 compared to adjustments (increases to the warrant liability) of approximately $0.4 million during the nine months ended September 30, 2011. This decrease in the noncash warrant liability is primarily due to the significant decrease in the trading price of the Company’s common stock, from $0.60 to $0.45, which occurred during the nine months ended September 30, 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2012 and December 31, 2011 and our net changes in cash and cash equivalents for the nine months ended September 30, 2012 and 2011 (the amounts stated are expressed in thousands):

Liquidity and capital resources	September 30, 2012	December 31, 2011
Cash and cash equivalents	$594	$6,678
Working Capital	$(2,371)	$5,012
Stockholders' (deficit) equity	$(3,931)	$1,356

	Nine Months Ended September 30,
Cash flow data	2012	2011
Cash used in:
Operating activities	$(6,085)	$(4,994)
Investing activities	-	(9)
Net decrease in cash and cash equivalents	$(6,085)	$(5,003)

Our total cash resources as of September 30, 2012 were approximately $0.6 million compared to approximately $6.7 million as of December 31, 2011. As of September 30, 2012, we had approximately $4.9 million in liabilities (of which approximately $1.6 million represented a non-cash warrant liability), and negative working capital of approximately $2.4 million. We incurred a net loss of approximately $5.9 million and had negative cash flow from operating activities of $6.1 million for the nine months ended September 30, 2012. Since August 1, 2005 (inception) through September 30, 2012, we have incurred an aggregate net loss of approximately $41.4 million, while negative cash flow from operating activities has amounted to $34.8 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

Based on our limited cash resources and negative working capital at September 30, 2012, we are in immediate need of substantial additional financing or we may be required to curtail or suspend our development programs or cease operations altogether. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will continue to need to raise substantial additional capital in order to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. From inception through September 30, 2012, we have financed our operations through private sales of our equity and debt securities. We are actively seeking to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. In May 2012, we engaged a financial advisor to assist us in our ongoing financing efforts. However, we do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available on terms that will be acceptable to us, or at all. We can give no assurances that we will be able to secure such additional sources of funds to continue our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. To the extent that we raise additional funds by issuing equity or convertible or non-convertible debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. Any or all of these factors may have a material adverse effect on our business. Even if we raise sufficient funds to satisfy our immediate capital requirements, the long-term continuation of our business is dependent upon obtaining further financing, the successful development of our drug product candidates and related technologies, the successful and sufficient market acceptance of any product offerings that we may introduce, and, finally, the achievement of a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, on acceptable terms or even at all, will increase our liabilities and future cash commitments. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit or cease our operations, which would significantly harm our business, financial condition and results of operations. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

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

In 2008, pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, we paid Ohio State a milestone payment upon the commencement of the Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored Phase I clinical trial. Pursuant to the license agreements for AR-12 and AR-42, we must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

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

In 2006, under the terms of the license agreement with Pitt, we made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. We would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. We were also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement.

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

On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. As of September 30, 2012, we have accrued for the outstanding annual license fee of $250,000, while we are working to wind down our AR-67 program.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2012.

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

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011 (no stock options were granted during the nine months ended September 30, 2012). In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

We need immediate and substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

As of September 30, 2012, we only had approximately $0.6 million in cash and cash resources, and net working capital deficit of approximately $2.4 million. During the nine months ended September 30, 2012, we had negative cash flow from operating activities of $6.1 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our limited cash resources and negative working capital at September 30, 2012, we are in immediate need of substantial additional financing or we may be required to cease operations altogether. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Accordingly, we are in immediate need of additional capital to fund our basic corporate activities. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

Since we do not currently generate any revenue from operations, nor do we expect to for the foreseeable future, the most likely sources of such additional capital include private placements of our equity securities, including our common stock or securities convertible into or exchangeable for our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction in which we would license or otherwise relinquish the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to restrictive covenants that could affect the manner in which we conduct our business.

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

On November 9, 2012, the Company issued a press release announcing the results of preclinical studies relating to its onapristone development program. A copy of the press release is attached to this report as Exhibit 99.1 and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Arno Therapeutics, Inc. issued on November 9, 2012.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, and (v) Notes to Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 19, 2012	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Arno Therapeutics, Inc. issued on November 9, 2012.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through September 30, 2012, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and for the period from August 1, 2005 (inception) through September 30, 2012, and (v) Notes to Condensed Financial Statements.*

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