Form 10-K
period 2012-12-31
Arno Therapeutics, Inc
filed 2013-04-01
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Common Stock, par value $0.0001 per share

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

As of June 30, 2012: $2,818,963

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 29, 2013, there were 36,364,942 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following table summarizes our product development pipeline:

Product Candidate	Indications	Commercial Rights	Ongoing Studies / Status
Onapristone	Breast and endometrial cancer	Arno	Manufacture of drug substance and drug product is currently underway. Pre-clinical toxicology studies are ongoing. IND (or equivalent) -enabling toxicology studies are expected to be completed during the second quarter of 2013.Work is ongoing on a companion diagnostic intended to enhance selection of patients most likely to benefit from treatment with onapristone.

AR-42	Hematological malignancies and solid tumors	Arno	An investigator-initiated Phase I/IIa clinical study of AR-42 is ongoing at The James Cancer Center at The Ohio State University in patients with advanced or recurrent hematological malignancies and solid tumors for which standard treatment has failed or not proven to be effective.

AR-12	Solid tumors and hematological malignancies	Arno	A multi-centered Phase I clinical trial of AR-12 is ongoing in patients with solid tumors and lymphoma who have progressed despite treatment with other therapies.

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

Oncology Overview

According to the American Cancer Society, cancer is the second leading cause of death in the United States, surpassed only by heart disease, accounting for nearly one of every four deaths. According to the American Cancer Society, more than 1.6 million new cancer cases are expected to be diagnosed in 2013. According to a 2013 report by the American Cancer Society, the National Institutes of Health estimated direct costs for medical care for cancer related treatments in the United States in 2008 were $77.4 billion. With a 68% 5-year relative survival rate for all cancers from 2002-2008, according to the American Cancer Society, oncology remains a significant unmet medical need.

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

Product Development Pipeline

Onapristone

Overview

Pursuant to a February 2012 license agreement with Invivis Pharmaceuticals, Inc., or Invivis, we have the exclusive rights worldwide to develop and (other than in France) commercialize onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor, which is believed to be the mechanism by which it may inhibit the growth of breast, endometrial and other tumors. Onapristone was originally being developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic to identify patients who express the activated form of the progesterone receptor and therefore may have an enhanced likelihood to benefit from treatment with onapristone. During 2012, we intend to conduct pre-clinical toxicology studies and manufacturing activities that will enable us to file an investigational new drug application (IND), with the U.S. Food and Drug Administration (FDA), or file an IND equivalent with another ex-US health authority in 2013.

The hormones estrogen and progesterone play important roles in normal female reproductive physiology and the development of certain tissues/organs including the breast and uterus. These two naturally occurring hormones are believed to play important roles in the development of certain female cancers (breast and endometrial) and the biologic effects of these two hormones make the estrogen and progesterone receptors important therapeutic targets. For example, chronic estrogen exposure unopposed by progesterone predisposes women to endometrial cancer, and the presence of estrogen or progesterone receptors in breast cancer tissues is predictive of response to anti-estrogen targeted therapies. Breast and endometrial cancers commonly express estrogen and progesterone receptors, but to date, it has not been determined whether these receptors are functional and play a role in tumor growth. We believe a better diagnostic test may aide in selecting patients who are most likely to benefit from “hormone” treatment, including onapristone.

Onapristone is a type 1 anti-progestin. Researchers believe its mechanism of action is thought to be a direct result of binding to the progesterone receptor and preventing the binding of the progesterone receptor to DNA, thereby substantially reducing or eliminating progesterone receptor induced gene transcription resulting in death or differentiation of the malignant cell.

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

Development Plans and Activities

We recently completed a series of preclinical studies of onapristone. In these studies, 10 different breast cancer and endometrial cancer cell lines where characterized for hormone receptor status and the effect of various hormones and growth factors on proliferation and progesterone receptor status. When evaluating the effect of onapristone in the various culture conditions tested, cancer cell lines that expressed the activated form of the progesterone receptor, or APR, were found to respond to treatment with onapristone, but cell lines that did not express APR did not respond to onapristone treatment. We presented these findings in November 2012 at the 24th European Organization for Research and Treatment of Cancer symposium on Molecular Targets and Cancer Therapeutics in Dublin, Ireland.

In addition, as stated above, a key aspect of our strategy to develop onapristone is to also develop a companion diagnostic that would identify patients who express APR and therefore would be more likely to respond to treatment with onapristone. We and our research collaborators recently identified a new immunohistochemistry technique for identifying activated progesterone receptors in breast cancer tumors, the findings of which we presented in December 2012 at the 35th Annual San Antonio Breast Cancer Symposium. This technique was successful in identifying the activated form of the progesterone receptor via nuclear morphology, which we believe can be done on a routine basis with freshly obtained or formalin-fixed and paraffin-embedded tissue. We are further refining and testing this method on a larger cohort of breast and endometrial cancer samples, with correlation to other standard tumor markers and clinical outcomes. We are also evaluating this technique in other malignancies.

We need to complete additional animal toxicology studies on onapristone before we will be in position to begin evaluating onapristone in human subjects. Following completion of the planned preclinical studies and our development of companion diagnostic, we intend to file an IND with the FDA or file an IND equivalent with another ex-US health authority, seeking to commence a dose escalation Phase I study of onapristone in patients with endometrial and breast cancers.

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

Clinical Development

We are collaborating with Ohio State, which is conducting an investigator-initiated Phase I/IIa study of AR-42 in patients with advanced or recurrent hematological malignancies for which no treatment is available.  The primary goal is to evaluate the safety and tolerability of AR-42 given orally three times per week.  Secondary endpoints include characterizing AR-42’s pharmacokinetics and its pharmacodynamic profile through the measurement of biomarkers and evaluation of clinical response. The recommended dose for further study in patients with hematological malignancies has been declared and we expect to identify the recommended dose for further study for patients with solid tumors by the second quarter of 2013.

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

Clinical Development

We completed study subject enrollment in a multi-site Phase I clinical trial of AR-12 in patients with solid tumors or lymphomas who have progressed despite treatment with other therapies.  Subjects in this Phase I study receive an oral daily dose of AR-12.  The Phase I study is being conducted at three clinical sites, including The Ohio State University (Columbus, Ohio), Scottsdale Healthcare (Phoenix, Arizona), and The Royal Marsden Hospital (London, UK).

The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, that is primarily designed to evaluate the safety of AR-12 and to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future clinical studies of AR-12.  The study is also designed to utilize biomarkers and functional imaging to examine the pharmacodynamic effects of AR-12 in modulating certain targets within the PI3K pathway.  Secondary objectives for the Escalation Phase include characterizing the pharmacokinetics of AR-12 (i.e., how AR-12 is absorbed and eliminated in and from the body) and measuring tumor response.  We have determined the RP2D and MTD of the current AR-12 formulation.  Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types.  We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with an improved formulation, which has been shown to substantially increase the bioavailability in preclinical models.

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

Although onapristone has a known risk for elevated liver function tests, we believe that onapristone’s historical therapeutic profile will allow it to compete successfully in the crowded space of breast cancer treatments and, potentially, as an effective treatment for women with endometrial carcinoma.

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

Onapristone License Agreement

Our rights to onapristone are governed by a license agreement with Invivis dated February 13, 2012. Under this agreement, we hold an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides us with worldwide rights to onapristone with the exception of France, although under the license agreement we have an option to acquire French commercial rights from Invivis by providing notice to Invivis and making a cash payment.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We will make the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is anticipated to occur in the second half of 2013. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

In 2008, pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, we paid Ohio State a milestone payment upon the commencement of the Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored Phase I clinical trial, which is not expected to occur in 2013. Pursuant to the license agreements for AR-12 and AR-42, we must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

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

AR-67 License Agreement

We formerly held exclusive rights to develop and commercialize an oncology therapeutic drug candidate known as AR-67 pursuant to an October 2006 license agreement with the University of Pittsburgh (“Pitt”). Under this agreement, Pitt granted us an exclusive, worldwide, royalty-bearing license for the rights to commercialize technologies embodied by certain issued patents, patent applications and know-how relating to AR-67 for all therapeutic uses. In the first quarter of 2012, we determined to cease development of AR-67 and agreed with Pitt to terminate the license agreement.  As a result, we no longer have rights in AR-67; however, we retain ownership of all data accumulated during our development of AR-67.

On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. As of December 31, 2012, we had accrued for the outstanding annual license fee of $250,000. On March 28, 2013, we and Pitt agreed to a settlement of Pitt’s outstanding claim against us for the $250,000 annual license fee in exchange for our payment of $235,000 in full satisfaction of all remaining obligations under the license agreement. See “Item 3. Legal Proceedings.”

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

During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve an NDA and issue a “not approvable” letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

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

Research and Development Expenses

We spent approximately $8.5 million in fiscal year 2012 and $5.7 million in fiscal year 2011 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of December 31, 2012, we had four full-time employees, none of whom are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

We retain several consultants who serve in various operational and administrative capacities, and we utilize clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, and manufacturing. We may hire additional research and development staff, as required, to support our product development.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, none of our product candidates are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings of our equity and debt securities. Based on our current development plans, and taking into account the net proceeds from our 2012 offering of debentures and warrants, we believe we have cash on hand to fund our operations through approximately the third quarter of 2013. We will require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. In addition, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the global economic turmoil of the last few years, which continues to severely restrict access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. In addition, our agreement with the investors in our 2012 debenture and warrant offering prohibit us from issuing additional shares of our capital stock, subject to certain exceptions, until the 18-month anniversary of the effective date of the initial registration statement covering the resale of the shares issuable upon conversion of the debentures and exercise of the warrants without the consent of the holders of two-thirds of the outstanding debentures. This consent requirement may make it more difficult for us to complete future financing transactions. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs and may severely harm our business.

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

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2012 and 2011, we had a net loss of $14,387,782 and $7,909,113, respectively.  For the period from our inception on August 1, 2005 through December 31, 2012, we had a net loss of $49,900,782. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	seek patent protection for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the years ended December 31, 2012 and 2011, we had negative cash flows from operating activities of $9,419,762 and $6,833,566, respectively.  Since inception on August 1, 2005 through December 31, 2012, we had negative cash flows from operating activities of $38,156,466. We expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Arie S. Belldegrun, M.D., our Chairman, David M. Tanen, one of our directors, and Joshua A. Kazam, a co-founder and director of our company until September 2010, are the managing members of Two River Consulting, LLC, or TRC. Mr. Tanen serves as our Secretary and, from June 2009 until April 2011, also served as our President. In June 2009, we entered into a services agreement with TRC pursuant to which it performs various management, clinical development, operational and administrative activities and services for us. As consideration for these services, we paid TRC a monthly cash fee of $55,000. While the term of the services agreement expired on April 1, 2011, we continue to utilize the services of TRC and TRC is now billing the Company for actual hours worked on a monthly basis. For the second through fourth quarters of 2011, TRC billed us $287,145 for services rendered, an average of approximately $31,900 per month. During the year ended December 31, 2012, TRC billed us $273,171 for services rendered, an average of approximately $22,750 per month. Each of Messrs. Kazam and Tanen, as well as Peter M. Kash, Ed.D., a co-founder and director of our company until April 2011, are also officers and directors of Riverbank, a broker-dealer registered with the Financial Industry Regulatory Agency, or FINRA, which served as placement agent in connection with our September 2010 private placement of Series A Preferred Stock. Scott L. Navins, the Financial and Operations Principal of Riverbank and Chief Financial Officer of TRC, serves as our Treasurer.

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

In addition to the relationships and transactions described above, each of Dr. Belldegrun, Dr. Kash, and Messrs. Kazam and Tanen are significant stockholders and serve as officers and directors of other biopharmaceutical and biotechnology companies some of which may be considered a potential competitor of ours.  See “Directors and Executive Officers” for additional information about the activities of Dr. Belldegrun and Mr. Tanen.  Certain of our other current officers and directors or certain of any officers or directors hereafter appointed may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

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

Our executive officers, directors and principal stockholders, which include the persons affiliated with TRC discussed above, beneficially own approximately 83.7% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

The co-lead investors in our September 2010 private placement own a significant amount of our voting securities and are entitled to substantial governance rights that may limit our management’s autonomy.

The three co-lead investors in our September 2010 private placement, Pontifax (investing through three affiliated funds: Pontifax (Cayman) II L.P., Pontifax (Israel) II Individual Investors L.P., and Pontifax (Israel) II L.P., which we collectively refer to as “Pontifax”), Commercial Street Capital, LLC (“Commercial Street Capital”), and UTA Capital LLC (“UTA Capital”) beneficially own approximately 30.5%, 31.8%, and 8.1% of our outstanding common stock, respectively.  In addition, pursuant to the terms of the purchase agreement that we entered into with the investors in our 2010 private placement, each co-lead investor has the right to designate one individual to be appointed to our board of directors, subject to certain ownership and other requirements and conditions.  Moreover, the 2010 purchase agreement provides that each such director has the right to serve on any or all of the committees of our board of directors.  The purchase agreement also provides that the affirmative vote of each such investor-designated director then in office shall be required to approve the appointment of our chief executive officer and to authorize certain transactions between us and one of our officers, directors, principal stockholders or their affiliates.  Pursuant to their rights under the purchase agreement, Pontifax, Commercial Street Capital, and UTA Capital designated Tomer Kariv, Steven Ruchefsky, and Yacov Reizman, respectively, for appointment to our board of directors. This concentration of ownership and governance rights among the co-lead investors may not be in the best interests of all our stockholders.  The co-lead investors will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  Such concentration of voting power could have the effect of delaying or preventing a change of control or other business combination, and may adversely affect the market price of our common stock.

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

In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock, if any, and our ability to obtain any necessary financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the SEC. This would likely have an adverse effect on the trading price of our common stock, if any, and our ability to secure any necessary additional financing, and could result in the delisting of our common stock if we are listed on an exchange in the future. In such event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

We have no direct experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. Instead, we will contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our product candidates receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We have no direct experience selling, marketing or distributing products and no internal capability to do so.

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

Our research and development activities may involve the controlled use of hazardous materials and chemicals by our third-party service providers. Although we believe that our service providers maintain appropriate safety procedures for using, storing, handling and disposing of these materials in compliance with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us or our service providers to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.  We do not carry insurance against liability resulting from the use of hazardous materials and chemicals.  While we generally require our service providers to carry insurance against liability resulting from their use of such materials, we cannot be certain that such insurance will be sufficient to cover any related liability.  To the extent our service providers fail to carry adequate levels of insurance, we could be exposed to liability claims associated with their use of hazardous materials and chemicals.

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

If any of our know-how or other proprietary information is disclosed, the value of our know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our know-how or other proprietary information is disclosed, the value of our know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

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

We depend on licensing agreements with third parties to maintain the intellectual property rights to our products under development. We have licensed rights from Invivis Pharmaceuticals, Inc. and The Ohio State University Research Foundation. These agreements require us and our licensors to perform certain obligations that affect our rights under these licensing agreements. All of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

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

Risks Related to Our Securities

The conversion of our outstanding Debentures and the exercise of our outstanding warrants could cause the market price of our common stock to fall, and may have significant dilution and other effects on our existing stockholders.

The conversion of our outstanding 8% senior convertible debentures (the “Debentures”) in the principal amount of $14.9 million could result in the issuance of up to 49.5 million shares of common stock, assuming the entire amount of the Debentures is converted prior to their maturity dates in November and December 2015. Further, we issued warrants (the “2012 Warrants”) to the holders of the Debentures to purchase an aggregate of 99 million shares of our common stock. Both the conversion prices applicable to the Debentures and the exercise prices applicable to the 2012 Warrants are subject to adjustment pursuant to certain anti-dilution provisions. The issuance by us of the shares of common stock issuable upon conversion of the Debentures and exercise of the 2012 Warrants would significantly reduce the percentage ownership of our existing common stockholders and could, among other things, depress the price of the common stock. This result could significantly and adversely affect our ability to raise additional equity capital in the future.

As of their dates of issuance, the immediate conversion of the Debentures would result in the issuance by us of approximately 49.5 million shares of our common stock at a conversion price of $0.30 per share. The exercise of the 2012 Warrants could result in the issuance of up to approximately 99 million shares of common stock. Half of the 2012 Warrants are initially exercisable at a price per share equal to $0.50 and the remaining half are exercisable at a price of $0.30 per share. The conversion price of the Debentures and the exercise prices of the 2012 Warrants are subject to adjustment, however, in the event we sell or issue additional shares of our common stock (subject to certain exceptions) at a price per share less than the applicable conversion or exercise prices. If we issue additional shares of our common stock at a price less than such conversion or exercise prices during the period of time until we have raised an additional $12 million in aggregate equity financings, the Debenture conversion and warrant exercise prices will be reduced to equal such lower price. To the extent we issue additional shares of our common stock at a price per share less than the applicable Debenture conversion and warrant exercise prices during the period following the date we have raised at least $12 million of additional equity financing, then the Debenture conversion and warrant exercise prices will be reduced based on a “weighted-average” formula. We expect that we will need substantial additional capital in order to fund our operations during the terms of the Debentures and 2012 Warrants and that a likely source of such capital will be through the sale and issuance of additional shares of our common stock or securities convertible into our common stock. Consequently, if we make such future issuances at prices lower than the applicable Debenture conversion and warrant exercise prices, our stockholders could experience a significant dilution of their investment.

The holders of the Debentures and 2012 Warrants may immediately sell the full amount of common stock received upon conversion or exercise of such instruments. As these shares are sold, the price of the common stock is likely to decrease, perhaps substantially, unless there is sufficient demand by purchasers of our common stock in the trading markets to meet the additional volume of shares of our common stock available from the conversion of the Debentures or exercise of the 2012 Warrants.

Upon an “event of default” under our outstanding debentures, we may be required to pay an amount in cash significantly exceeding the outstanding principal and accrued interest owed under the debentures.

Upon an “event of default,” as that term is defined under the Debentures, we are required to pay to the holders an amount in cash equal to the greater of the following:

•	(i) the outstanding principal amount of the Debentures plus accrued and unpaid interest, divided by (ii) the conversion price in effect on the date of such default, multiplied by (iii) the volume weighted average price, or VWAP, of our common stock on the date of default; or

•	115% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest and other costs and expenses owing under the Debentures.

As a result of this formula, the higher our stock price is on the date of an event of default, the greater the cash payment we will be required to make. For example, we current have approximately $15 million of principal amount of Debentures outstanding, so if the VWAP of our common stock is $1.00 at the time of an event of default and the conversion price is then $0.30, upon an event of default we will be required to make a cash payment of $50 million ($15 million divided by 0.30 multiplied by 1.00) to the holders of the Debentures without regard to any accrued and unpaid interest. Accordingly, if an event of default occurs under the Debentures, we will incur a substantial liability that would likely cause significant adverse effect on our financial condition.

The terms of our outstanding 8% senior convertible debentures may make it difficult for us to raise additional capital at times and upon terms we deem advisable.

Until the 18-month anniversary of the effective date of the initial registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the 2012 Warrants, we may not (subject to certain exceptions, including issuances to pursuant to our equity incentive plans, underwritten public offerings and strategic transactions) issue or sell additional shares of our common stock, or securities convertible into or exercisable for common stock without the prior consent of holders of two-thirds of the Debentures. As a result of this provision, our ability to obtain additional capital from future financing transactions, particularly financing transactions structured as a private placement of our common stock, will be subject to the approval of the Debenture holders. If the Debenture holders do not approve of any such proposed issuance, we may not be able to raise the capital necessary to fund our operations, including the further development of our product candidates, at the times or on the terms we deem advisable.

If we are not able to satisfy our interest payment obligations under the Debentures by issuing shares in lieu of cash payments, we will have less cash to spend on our research and development programs.

The outstanding principal amount under the Debentures accrues interest at the rate of 8% per annum, payable quarterly in arrears commencing December 31, 2012. Our quarterly interest obligations under the Debentures are approximately $300,000. We may elect to pay such interest in kind by issuing shares of its common stock valued at a price per share equal to 85% of the trailing 20-day volume weighted average price of our common stock, provided certain conditions have been satisfied. Those conditions include that the average daily trading volume of our common stock is at least 25,000 shares. The current average daily trading volume of our common stock is less than 1,000 shares. Accordingly, we will be required to pay cash to satisfy our interest obligations for the near future, and possibly beyond, unless and until the trading volume of our common stock increases significantly. To the extent we are required to use our cash resources to satisfy such interest obligations, we will have less capital to devote to our research and development programs and we will more rapidly exhaust our available cash, both of which would be harmful to our business.

We cannot assure you that our common stock will ever be listed on NASDAQ or any other securities exchange.

Our common stock is currently eligible for trading on the OTCQB tier of the OTC Markets, an automated quotation system.  Stocks traded on the OTCQB and other electronic over-the-counter markets are often less liquid than stocks traded on national securities exchanges. In fact, the historical trading of our common stock has been extremely limited and sporadic. We may seek listing on NASDAQ or the American Stock Exchange in the future, but we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. To the extent that our common stock is not traded on a national securities exchange, such as NASDAQ, the decreased liquidity of our common stock may make it more difficult to sell shares of our common stock at desirable times and at prices.

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

ITEM 3.              LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings.

In January 2012, we received a notice from the University of Pittsburgh, or Pitt, claiming that we were in default under our license agreement relating to AR-67 for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. In February 2013, Pitt commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking damages of $250,000, plus interest and costs, based on its claim that we breached the license agreement by failing to pay the annual license fee. On March 28, 2013, we entered into a settlement agreement with Pitt pursuant to which we agreed to pay $235,000 in full satisfaction of all remaining obligations under the license agreement.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible for trading on the OTCQB tier of the OTC Markets; however, there have been few trades in our common stock since we filed an application to deregister our common stock in May 2009. The historical trading of our common stock has been extremely limited and sporadic.

Between May 2009 and April 2011, our common stock was eligible for trading on the “Pink Sheets,” where the sole trade was reported on April 9, 2010. Prior to May 2009, our common stock traded on the OTC Bulletin Board, or the OTCBB, where the first trade was reported in June 2008.  Until July 16, 2008, our common stock traded under the symbol “LRRI.OB.”  Following our merger with Laurier completed on June 3, 2008, our trading symbol changed to “ARNI.OB” on July 17, 2008.  Set forth below are the high and low sales prices for our common stock during each quarter within the last two fiscal years, as reported by the Pink Sheets, the OTCBB, or the OTCQB, as applicable. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Quarter Ended	High	Low
March 31, 2011	$-	$-
June 30, 2011	$-	$-
September 30, 2011	$-	$-
December 31, 2011	$1.50	$1.50
March 31, 2012	$1.25	$0.60
June 30, 2012	$1.01	$0.10
September 30, 2012	$0.49	$0.11
December 31, 2012	$0.50	$0.10

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 26, 2013, we had approximately 251 holders of record of common stock, not including those held in “street name.”

Dividends

We have never declared or paid a dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Description of the 2012 Debentures

General

On November 26, 2012, we entered into a securities purchase agreement with certain accredited investors, whereby the investors acquired in two closings occurring on November 26, 2012 and December 18, 2012, $14,857,200 of aggregate principal amount of our 8% senior convertible debentures, or the Debentures, in a private placement, which we refer to as the 2012 offering. Additionally, each investor received two series of warrants, referred to as the 2012 Series A Warrants and the 2012 Series B Warrants, to purchase an aggregate of 99,048,007 shares of our common stock.

The purchase agreement contains customary representations, warranties and covenants by each of us and the investors. In addition, the purchase agreement provides that each investor has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by us for a period of 18 months following the effective date of the initial registration statement covering the resale of the shares issuable upon conversion of the Debentures and exercise of the 2012 Warrants. Further, subject to certain exceptions described in the purchase agreement, during such 18-month period, we may not issue or propose to issue any equity securities without the consent of the holders of two-thirds of the outstanding Securities.

The Debentures are unsecured obligations, senior to all of our other indebtedness. The Debentures were sold for 100% of their face amount. Debentures having a principal face amount of $12,705,000 were issued on November 26, 2012 and will mature on November 26, 2015. Debentures having a principal face amount of $2,152,200 were issued on December 18, 2012 and will mature on December 18, 2015. We may not prepay any outstanding principal prior to the applicable maturity date.

Interest

The Debentures accrue interest at an annual rate of 8%, which is payable in cash quarterly in arrears commencing January 1, 2013. We may elect to satisfy these interest payments by issuing shares of our common stock at a value of 85% of the average volume weighted price of our common stock for the 20 consecutive trading days prior to the interest payment date, provided that certain conditions are met, which are referred to as “equity conditions.” Equity conditions include the following:

•	our having honored all conversions duly requested by the investors;

•	our having paid any liquidated damages or other amounts due to the investors under the Debentures;

•	either (i) a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures, including the interest conversion shares in the case of an interest share payment, and the investors are permitted to resell the shares of common stock received upon conversion of any part of the Debentures or (ii) such shares may otherwise be resold by the investors pursuant to Rule 144;

•	our common stock is trading on a trading market and is listed or quoted for trading on such trading market, which includes the OTC Bulletin Board, on which our common stock is currently eligible for trading;

•	we have a sufficient number of authorized but unissued shares of common stock for issuance of all shares of common stock underlying the Debentures and the 2012 Warrants;

•	there is no existing event of default under the Debentures and there is no existing event that would, with the passage of time or giving of notice, constitute an event of default under the Debentures;

•	we have not publicly announced a pending or proposed fundamental or change of control transaction which has not been consummated or abandoned;

•	we have not provided any investor with any material, non-public information relating to us;

•	in the case of a forced conversion (discussed below), the average daily trading volume of our common stock on its principal trading market exceeded 100,000 shares for a the relevant 10 consecutive trading day period described in the Debentures; and

•	in the case of the issuance of shares in satisfaction of our interest obligation, the average daily trading volume of our common stock on its principal trading market exceeded 25,000 shares for a the relevant 10 consecutive trading day period described in the Debentures.

In late March 2013, we sought the agreement of the investors to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of March 28, 2013, we had entered into such amendments with the holders of Debentures in the aggregate principal amount of $7,875,000.

Conversion of Debentures

The Debentures may be converted by each investor at any time, at the option of such investor, in whole or in part. The Debentures are initially convertible into shares of our common stock, at a per share conversion price equal to $0.30. Other than with respect to certain excluded issuance of securities described below, the conversion price is subject to full-ratchet anti-dilution protection upon any grant of any right to purchase or any issuance of our common stock and/or securities convertible or exchangeable into our common stock at an effective price per share less than the conversion price of the Debentures then in effect (we refer to each such issuance as a Dilutive Issuance, and each effective price per share in such Dilutive Issuance, as a Dilutive Price). Consequently, upon any Dilutive Issuance (other than with respect to an exempt security), the conversion price of each Debenture would be automatically reduced to the applicable Dilutive Price. However, after such time following the issuances of the Debentures as we have raised an aggregate of $12 million in gross cash proceeds from the one or more equity financing transactions, the Debenture conversion price is no longer subject to full-ratchet anti-dilution protection. Instead, the Debenture conversion price is subject to a weighted-average anti-dilution which means that the conversion price is reduced on a weighted-average basis by a Dilutive Issuance.

Any shares of our common stock issued or issuable in the following transactions are exempt securities that do not trigger the full-ratchet or weighted-average anti-dilution protection of the Debentures:

•	Issuances of our common stock pursuant to any board approved employee plan;

•	Issuances of our common stock upon conversion or exercise of securities outstanding on prior to the issuance of the Debentures (in the form as in effect as of such date);

•	Issuances of our common stock in connection with acquisitions or strategic transactions to a company (or to the owners of a company) that is an operating company and that provides us with additional benefits in addition to the investment of funds, but excluding a transaction in which we are issuing securities primarily for capital raising purposes.

We may also force the conversion of the Debentures at our option if each of the equity conditions listed above have been satisfied and, following the effective date of a registration statement covering the resale of the Debenture conversion shares, the volume weighted average price of our common stock exceeds $1.50 for each of any 10 consecutive trading days.

Debentures issued to many of the investors also include an additional limitation on conversion, which provides that at no time will an investor be entitled to convert any portion of the Debentures, to the extent that after such conversion such investor (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of our common stock as of such date.

If we fail to timely deliver shares of common stock to an investor following delivery of a conversion notice, we may be liable for liquidated damages to such investor. Our failure to deliver shares in a timely manner also provides the investor with a right to rescind its conversion request.

To the extent an investor does not elect to convert its Debenture as described above, the principal amount of the Debenture not so converted on or prior to the maturity date shall be payable in cash on the maturity date.

Fundamental Transactions

Upon the occurrence of a fundamental transaction, each investor shall have the right to receive, for each share of our common stock issuable upon conversion of the Debentures immediately prior to such transaction, the number of shares of our common stock, or stock of the successor or acquiring corporation, and any additional consideration receivable as a result of such transaction by a holder of our common stock, which shall be referred to as the alternate consideration. Fundamental transactions include:

•	our merger or consolidation with or into another person;

•	our sale, lease, license, assignment, transfer, conveyance or other disposition of substantially all of our assets in one or a series of related transactions;

•	the completion of a purchase offer, tender offer or exchange offer (whether by us or another person) accepted by the holders of a majority of our outstanding common stock;

•	any reclassification, reorganization or recapitalization of our common stock or any compulsory share exchange in which our common stock is converted into or exchanged for other securities, cash or property; or

•	the consummation of a stock or share purchase agreement or other business combination with another person where such other person acquired more than 50% of our outstanding shares of common stock (excluding shares held by such person or persons party to the agreement or combination or associated or affiliated with such person or persons).

The conversion price of the Debentures shall be appropriately adjusted following any fundamental transaction to apply to the alternate consideration received by holders of our common stock thereunder for one share of our common stock.

Additionally, if, at any time while the Debentures are outstanding, we:

•	pay a stock dividend or otherwise make distributions payable in shares of our common stock on our common stock or common stock equivalents;

•	subdivide outstanding shares of our common stock into a larger number;

•	combine outstanding shares of our common stock into a smaller number; or

•	issue any shares of our capital stock in a reclassification of our common stock,

then the conversion price of the Debentures shall be multiplied by a fraction the numerator of which shall be the number of shares of our common stock outstanding immediately prior to the event and the denominator of which shall be the number of shares of our common stock outstanding immediately after the event.

Events of Default

The occurrence of any of the following events of default shall, at the option of each investor, make the outstanding principal amount, plus all other amounts payable under such investor’s Debenture, immediately due and payable:

•	our failure to pay the principal amount or any other amount due under the Debenture when due if such failure is not cured within 3 trading days following written notice from an investor;

•	our breach of any material covenant of the purchase agreement or Debenture in any material respect and the continuation of such breach, if curable, for 10 trading days after written notice of the breach to us from an investor;

•	if any of our material representations or warranties made in writing in the purchase agreement is untrue in any material respect as of the date of that agreement;

•	a material default or event of default by us occurs with respect other material agreements that we are required to file with the SEC in our Annual Report on Form 10-K, other than employment or compensation agreements;

•	bankruptcy, reorganization, insolvency proceeding, liquidation proceedings or other proceedings for relief under any bankruptcy law is instituted by us or against us and, if instituted against us, is not dismissed within 45 trading days of initiation;

•	any money judgment, writ or similar final process is entered or filed against us or any of our property or other assets for more than $250,000 which shall remain unpaid, unvacated, unbonded or unstayed for 45 days;

•	our default under any mortgage, credit agreement or other facility, indenture, factoring agreement or other instrument under which we issue indebtedness for borrowed money involving an obligation of more than $150,000 and that results in the acceleration of the indebtedness becoming due or payable;

•	our common stock becomes ineligible for listing or quotation on a trading market and not eligible to resume listing or quotation within 10 trading days;

•	we are party to a change of control or fundamental transaction, unless the holders of a majority of the principal amount of Debentures otherwise agree;

•	if, during the period for which we are required to maintain the effectiveness of the registration statement covering the resale of the Debenture conversion shares, either (i) the effectiveness of such registration statement lapses, (ii) the investors are not permitted to resell their shares for a period of more than 20 consecutive trading days or 30 non-consecutive trading days during any 12-month period, unless we meet the public information requirements under Rule 144 of the Securities Act; or

•	our failure to deliver our common stock to an investor in accordance with the Debenture within ten trading days after the applicable conversion date

Upon the occurrence of an event of default, each investor shall have the right to require us to pay to such investor a mandatory default amount. The mandatory default amount is equal to the greater of:

•	the intrinsic value of the common stock underlying the note, which is calculated as (a) the outstanding principal amount of such investor’s Debenture divided by (b) the conversion price on the date the mandatory default amount is either demanded or otherwise due, or paid in full, whichever has the lower conversion price, multiplied by the volume-weighted average price of our common stock on the date the mandatory default amount is either demanded or otherwise due, or paid in full, whichever results in the lowest volume-weighted average price, or

•	115% of the outstanding principal amount of such Debenture,

plus, in each case, all accrued and unpaid interest and all such other amounts, costs, expenses and liquidated damages due in respect of such Debenture.

Negative Covenants

Unless the investors of at least a majority in principal amount of the then outstanding Debentures shall have given prior written consent, as long as any Debentures remain outstanding, we shall not:

•	incur, create, assume, guarantee or suffer to exist any secured indebtedness for borrowed money other than permitted indebtedness;

•	enter into, create, incur, assume or suffer to exist any lien of any kind, on or with respect to any of our property or assets now owned or hereinafter acquired other than permitted liens;

•	repay, repurchase or offer to repay, repurchase or otherwise acquire for cash more than a de minimis number of shares of our common stock other than repurchases of our common stock of departing officers and directors, provided our repurchases shall not exceed an aggregate of $100,000 during the term of the Debentures;

•	repay or repurchase or otherwise acquire any indebtedness, other than the Debentures if on a pro-rata basis;

•	pay cash dividends or distributions on any of our equity securities; or

•	enter into any transaction with one of our affiliates which would be required to be disclosed in a public filing with the SEC, unless such transaction is at arm’s-length and approved by a majority of our disinterested directors.

Description of the 2012 Warrants

In addition to the Debentures, we issued to the investors 2012 Series A Warrants to purchase, for a period of 5 years from the date of issuance, 49,524,003 shares of our common stock at an initial exercise price of $0.50 per share, subject to adjustment for stock splits, combinations, recapitalization events. We also issued to the investors 2012 Series B Warrants to purchase, for a period of 18 months from the date of issuance, an additional 49,524,003 shares of common stock at an initial exercise price of $0.30 per share, subject to adjustment for stock splits, combinations, recapitalization events. The 2012 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

The applicable exercise prices of the 2012 Warrants are subject to full ratchet and weighted-average anti-dilution adjustments on the same basis as the Debentures are with respect to Dilutive Issuances. In addition, the exercise price applicable to the 2012 Series B Warrants may be increased to $0.40, $0.50 and $0.75 per share on each of the 6, 12 and 18-month anniversaries, respectively, if the volume weighted average price of our common stock exceeds $0.30, $0.50 and $0.75, respectively, and the daily volume exceeds 100,000 shares during the 10 trading days prior to each applicable anniversary (in each case, subject to adjustment for stock splits, combinations and similar recapitalization events).

The 2012 Series A Warrants may be redeemed by us at a price of $0.01 per warrant share if, in addition to satisfying each of the equity conditions, for a period of 10 consecutive trading days following the effective date of a registration statement covering the resale of the warrant shares, the volume weighted average price of our common stock is at least $1.50 and the average daily trading volume of our common stock is at least 100,000 shares on each day during such 10-day period (in each case, subject to adjustment for stock splits, combinations and similar recapitalization events).

Registration Rights Agreement

Pursuant to the terms of a Registration Rights Agreement dated November 26, 2012, we agreed to file a registration statement under the Securities Act covering the resale of: (i) 100% of the shares of common stock issuable as payment of accrued interest under the Debentures and upon exercise of the Series A Warrants; and (ii) 150% of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the Series B Warrants (collectively, the “Registrable Securities”). We further agreed to cause such registration statement to be filed with 30 days following the date of the Registration Rights Agreement, or by December 26, 2012, and to cause such registration statement to be declared effective within 60 days following the date of the Registration Rights Agreement, or by January 25, 2013, or, if the registration statement was subject to review by the SEC, to cause such registration statement to be declared effective within 120 days following the date of the Registration Rights Agreement, or by March 26, 2013. If such registration statement, covering 100% of the Registrable Securities, was not declared effective by the SEC by the applicable date, we agreed to pay liquidated damages to the investors in the amount of 2% of each investor’s aggregate investment amount per month until the registration statement is declared effective or until such earlier time as the Registrable Securities may be traded pursuant to Rule 144.

We filed the registration statement on December 26, 2012, and, following the receipt of comments from the SEC on January 7, 2013, we filed an amendment to the registration statement on January 29, 2013. As of the date of this report, the registration statement has not been declared effective by the SEC, and we do not anticipate being able to register 100% of the Registrable Securities. Accordingly, because the registration statement was not declared effective by March 26, 2013, the investors are each entitled to liquidated damages in the amount of 2% of their investment amount per month until the Registrable Securities may be traded pursuant to Rule 144. Because Rule 144 will become available to the investors six months after the applicable closing date, the investors will be entitled to approximately two months’ of liquidated damages, or approximately $0.6 million in the aggregate.

On March 25, 2013, we entered into an amendment to the Registration Rights Agreement with the holders of approximately 80% of the outstanding Debentures permitting us, in our sole discretion, to elect to pay liquidated damages resulting from the our failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, we will issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that we are electing to pay to such investor in the form of shares, divided by (b) thirty cents ($0.30). Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, we issued an aggregate of 990,477 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first monthly installment of liquidated damages under the Registration Rights Agreement, as amended.

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

Company Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. We are currently conducting pre-clinical toxicology studies and manufacturing activities and plans to file an IND or foreign equivalent in 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. We have also applied to the FDA for orphan drug designation of AR-42 for the treatment of NF2 associated central nervous system tumors.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. In May 2009, the FDA accepted our IND for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with an improved formulation that has been shown to substantially increase bioavailability in preclinical models.

We have no product sales to date and we will not generate any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, a significant amount of our development expenses have related to two of our product candidates: AR-12 and AR-67. As we proceed with the clinical development of our product candidates, primarily focusing our resources on onapristone and AR-42, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2012 and 2011 were approximately $2.3 million and $2.0 million, respectively.  This increase of approximately $0.3 million over 2011 is primarily attributable to an increase of approximately $0.3 million in personnel costs, including bonus compensation expense related to having a full-time CEO and executive assistant for all of 2012. No paid employees held these positions for a portion of 2011 until the hiring of a full-time CEO in April 2011 and an executive assistant in June 2011.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2012 and 2011 were approximately $8.5 million and $5.7 million, respectively.  The increase of approximately $2.8 million over 2011 is primarily due to an increase of approximately $4.4 million relating to our new product candidate, onapristone, which was in-licensed during the first quarter of 2012 and on which we spent less than $0.1 million during 2011 in connection with pre-licensure due diligence activities. During 2012, we spent approximately $4.5 million on onapristone, including approximately $1.5 million on manufacturing, approximately $1.1 million on pre-clinical activities, including a companion diagnostic, approximately $1.1 million on consulting services relating to regulatory, manufacture and preclinical activities, a one-time $0.5 million license fee and approximately $0.3 million in travel and patent prosecution costs.

Offsetting the costs of onapristone development, we had a decrease of approximately $1.0 million relating to our AR-12 program, driven primarily by a decrease of $1.1 million in manufacturing expenses due to our development of an improved formulation during 2011, with no such activities in 2012. Additionally, we had a decrease in unallocated R&D expenses of approximately $0.4 million primarily due to decreased consulting costs from having fewer consultants during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2012 and 2011, as well as the cumulative amounts since we began development of each product candidate through December 31, 2012. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

			Cumulative
	Year Ended December 31,		amounts during
	2012	2011	development
Onapristone	$4,476,393	$26,418	$4,502,811
AR-42	951,732	1,035,642	4,983,209
AR-12	830,849	1,860,377	9,673,737
AR-67	417,418	554,220	8,082,635
Unallocated R&D	1,860,738	2,214,179	9,602,816
Total	$8,537,130	$5,690,836	$36,845,208

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND by the second quarter of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $7.4 million on external development costs during the fiscal year 2013.

AR-42. We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins.  AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.  In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). Based on our current development plans for AR-42, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2013.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12.  We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations.  We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has shown to increase the bioavailability in preclinical models. Based on our current development plans for AR-12, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2013.

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

Interest Income. Interest income for the years ended December 31, 2012 and 2011 was $7,849 and $28,711. The decrease in interest income over 2011 is due to lower average cash balance levels during 2012 as compared to 2011.

Interest Expense. Interest expense for the years ended December 31, 2012 and 2011 was $6,361,029 and $0. This increase in interest expense over 2011 is due to our 2012 convertible debenture financing and the related derivatives issued. During 2011, we had no interest bearing obligations.

Other Income (Expense).  For the year ended December 31, 2012, we had other income of approximately $2.8 million, which was related to noncash adjustments to the derivative liability. The significant decrease in the liability was primarily due to the short remaining term of the underlying warrants. For the year ended December 31, 2011, we had other expense of approximately $0.3 million, most of which related to noncash adjustments to the warrant liability.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2012	2011
Cash and cash equivalents	$10,943	$6,678
Working capital	$7,901	$5,012
Stockholders' (deficit) equity	$(12,266)	$1,356

			Period from
			August 1, 2005
	Year Ended		(inception) to
	December 31,		December 31,
Cash flow data	2012	2011	2012
Cash provided by (used in):
Operating activities	$(9,420)	$(6,833)	$(38,157)
Investing activities	-	(23)	(185)
Financing activities	13,685	6	49,285
Net increase (decrease) in cash and cash equivalents	$4,265	$(6,850)	$10,943

Our total cash resources as of December 31, 2012 were approximately $10.9 million compared to approximately $6.7 million as of December 31, 2011.  As of December 31, 2012, we had approximately $25.2 million in liabilities (of which approximately $14.9 million represented convertible debentures and approximately $7.5 million represented non-cash derivative liabilities), and approximately $7.9 million in net working capital.  Since August 1, 2005 (inception) through December 31, 2012, we have incurred an aggregate net loss of approximately $49.9 million, while negative cash flow from operating activities has amounted to approximately $38.2 million.  As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through December 31, 2012, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, and taking into account the net proceeds from our 2012 offering of Debentures and Warrants, we believe we have cash on hand to fund our operations through approximately the third quarter of 2013. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2012.

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

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011 (no stock options were granted during the year ended December 31, 2012). In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Amendment to Registration Rights Agreement; Issuance of Common Stock

On March 25, 2013, we entered into an amendment to the Registration Rights Agreement with the holders of approximately 80% of the outstanding Debentures permitting us, in our sole discretion, to elect to pay liquidated damages resulting from the our failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, we will issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that we are electing to pay to such investor in the form of shares, divided by (b) $0.30. Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities.

On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, we issued an aggregate of 990,477 shares of common stock (the “Liquidated Damages Shares”) to the investors in lieu of an aggregate cash payment of $297,144, representing the first monthly installment of liquidated damages under the Registration Rights Agreement, as amended. The issuance of the Liquidated Damages Shares to the investors, each of whom is an “accredited investor,” constituted a private placement under Section 4(2) of the Securities Act, in accordance with Regulation D promulgated thereunder.

Amendment to Debentures

In late March 2013, we sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of March 28, 2013, we had entered into such amendments with the holders of Debentures in the aggregate principal amount of $7,875,000.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	63	Chairman of the Board
Glenn Mattes	57	President, Chief Executive Officer and Director
Alexander Zukiwski, M.D.	55	Vice President, Chief Medical Officer
David M. Tanen	41	Secretary and Director
Scott L. Navins	41	Treasurer
Stefan Proniuk, Ph.D.	42	Vice President of Product Development
William F. Hamilton, Ph.D.	73	Director
Tomer Kariv	51	Director
Yacov Reizman	61	Director
Steven B. Ruchefsky	50	Director
Randy Thurman	63	Director

 Arie S. Belldegrun, M.D., FACS has served as the chairman of Arno’s board of directors since March 2008. He is currently the chairman of the managing member of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, including Arno. See “Certain Relationships and Related Transactions.” Dr. Belldegrun is Professor and Chief of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, where he holds the Carol and Roy Doumani Chair in Urologic Oncology. He received his medical degree at the Hebrew University Hadassah Medical School, and conducted his post-doctoral studies at the Weizmann Institute of Science in Israel.  He completed his Urologic Surgery residency at Harvard Medical School in 1985 and his Surgical Oncology fellowship at the National Cancer Institute/National Institute of Health in 1988. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons. Dr. Belldegrun is also the founder and founding chairman of Agensys Inc., a privately held biotechnology company developing fully human antibody cancer therapeutics based on novel and clinically relevant targets. In December 2007, Agensys was acquired by Astellas Pharma, Inc. in a deal valued at $537 million. Dr. Belldegrun served as Vice-Chairman of the Board of Directors and Chairman of the Scientific Advisory Board of Cougar Biotechnology, an oncology-focused biopharmaceutical company, until its sale to Johnson & Johnson in July 2009.  Since October 2009, Dr. Belldegrun has served as a director of Nile Therapeutics, Inc., a publicly-held company focused on the development of biopharmaceutical products for the treatment of cardiovascular diseases. He is also the Chairman of the Board of Directors of Kite Pharma, Inc., a privately held company focused on the development of immune-based targeted therapies to treat different cancer indications. Dr. Belldegrun is on the scientific boards of several biotechnology and pharmaceutical companies and is a reviewer for many medical journals and granting organizations. He served as Chairman of the Molecular and Biological Technology Committee of the American Urological Association and member of its Technology Assessment Council, as a member of the Governor’s council on Bioscience for the State of California, and as a biotechnology group leader and member of The Los Angeles Economy and Jobs Committee established in October 2006 by Mayor Antonio Villaraigosa. He is the author of several books on prostate and kidney cancers, holds several biopharmaceutical patents, and has written over 400 scientific publications with an emphasis on urologic oncology.

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

David M. Tanen is a co-founder of Arno and has served as a director and its secretary since its inception. Mr. Tanen also served as Arno’s President from June 2009 until April 2011.  Mr. Tanen also serves as an Officer and Director of Riverbank Capital Securities, Inc., a broker dealer registered with FINRA (“Riverbank”), which engages in private placement activities for public and private companies, primarily in the life science sector, and which performed placement agent services for Arno in 2008 and 2010.  Mr. Tanen also serves as an officer of the managing member of Two River Consulting, LLC, which provides management, operational and other services for Arno.  See “Certain Relationships and Related Transactions.” Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen was a Director of Paramount BioCapital Investments, LLC, a biotechnology focused venture capital company. Mr. Tanen also served as a member of the General Partner of the Orion Biomedical Fund, LP.  Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

Scott L. Navins has served as Arno’s Treasurer since its inception, and has been responsible for all of our accounting and financial reporting services since the departure of our former Chief Financial Officer in February 2010.  He is also the Chief Financial Officer at Two River Consulting, LLC (“Two River”), where he is responsible for all accounting, finance and control activities. Mr. Navins joined Two River in 2005. Prior to joining Two River, from 2004 to 2005 Mr. Navins was the Senior Controller at Westbrook Partners, where he managed the accounting for a $560 million real estate private equity fund, including financial and partner reporting, tax coordination, maintaining internal controls and overseeing a $300 million credit facility, among other things. Before that, from 2002 to 2004 Mr. Navins was a Senior Manager at Morgan Stanley, where he managed the accounting for a $2.4 billion real estate private equity fund. Prior to that Mr. Navins was an Associate in the Finance Group at BlackRock, Inc. and the controller for a high-tech venture capital fund.  Mr. Navins also serves as the Financial and Operations Principal of Riverbank Capital Securities (member FINRA/SIPC) and has served as Treasurer of Nile Therapeutics, Inc., a publicly-held biopharmaceutical company, since 2005.  Mr. Navins graduated with honors from The George Washington University in 1993, where he earned a Bachelor of Accountancy degree.  Mr. Navins passed the Uniform Certified Public Accounting examination in 1993.

Stefan Proniuk, Ph.D. has over 15 years of experience in formulation and product development. Prior to joining Arno, he was the Sr. Manager of Pharmaceutical Technologies at Neurocrine Biosciences (2002-2008) where he was responsible for overseeing development programs from Phase I to III.  His group was also responsible for the preformulation of NCEs.  Prior to his work at Neurocrine, Dr. Proniuk worked as a scientist at Cima Labs (2001-2002) on the development and scale-up of fast dissolving tablet formulations (OraSolv®, DuraSolv®).  Throughout his career he has worked on multiple regulatory submissions and marketed products. Dr. Proniuk holds a Ph.D. degree in Pharmaceutical Sciences from the University of Arizona, an MBA with emphasis in Entrepreneurship from San Diego State University and a Diplom (FH) in Chemical Engineering from the University of Applied Sciences Isny, Germany.

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

Tomer Kariv is the co-founder and Chief Executive Officer of Pontifax, a group of Israeli based life sciences venture funds focusing on investments in development stage bio-pharmaceutical and med-tech technologies.  Mr. Kariv serves as an active board member of many of the funds' portfolio companies, assuming a special responsibility for strategic planning.  Among others, Mr. Kariv serves as the Chairman of Check-Cap Ltd and is a board member of Macrocure Ltd.  During the 10 years prior to establishing Pontifax in 2004, Mr. Kariv played a key role in investing, managing and nurturing technology driven companies and startups and has held senior management positions at top Israeli financial institutions. Mr. Kariv practiced law with Sullivan & Cromwell, a leading corporate law firm in New York, and holds a B.A. in Economics from Harvard University and a J.D. from Harvard Law School.

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

Steven Ruchefsky is President of Commercial Street Capital LLC, a private investment company and significant stockholder in Arno.  For the last decade, Mr. Ruchefsky has been working as an investment manager for the founder and CEO of a multi-billion dollar hedge fund. Mr. Ruchefsky began his career at a prominent New York City law firm where he became a partner, member of management and chair of a specialized litigation group. Upon leaving his law firm and prior to his current employment, Mr. Ruchefsky was a principal of an early stage venture capital operation. In addition to Arno, Mr. Ruchefsky currently sits on the boards of several public and private companies, including Itamar Medical (TASE: ITMR), Kite Pharma, Inc., and MD Solar Sciences, Inc.  Mr. Ruchefsky is a graduate of The George Washington University Law School.

Randy Thurman was appointed to Arno’s board of directors in January 2013. Mr. Thurman is an Operating Executive at AEA Investments LP, a private equity firm. Before joining AEA in October 2012, Mr. Thurman had been a Senior Advisor at New Mountain Capital, LLC, a private and public equity investment firm, since May 2008. From July 2008 to October 2011, Mr. Thurman served as a director of CardioNet, Inc. (NASDAQ:BEAT), a global leader in ambulatory cardiac monitoring and diagnosis, where he also served as Executive Chairman from July 2008 to January 2009, as President and Chief Executive Officer from February 2009 to June 2010, and as Chairman from June 2009 until his resignation from the board of directors in October 2011. From July 2007 through June 2008, Mr. Thurman served as a consultant to Cardinal Health, Inc., a global healthcare provider, following Cardinal Health’s July 2007 acquisition of VIASYS Healthcare Inc., a healthcare technology company at which Mr. Thurman had served as Chief Executive Officer since April 2001. Mr. Thurman currently serves as Executive Chairman of Cogent HMG, a national leader in the fields of hospital medicine and critical care medicine, and as a director of Allscripts Healthcare Solutions, Inc. (NASDAQ:MDRX), a healthcare information technology company. Mr. Thurman received a B.S. in Economics from Virginia Polytechnic Institute and an M.A. in Economics from Webster University.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company.  We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Reizman, Ruchefsky, Tanen, and Thurman have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharma and life science companies.  Each of Drs. Belldegrun and Hamilton and Mr. Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise.  Mr. Mattes’ extensive commercialization and general management experience and his current position as our President and Chief Executive Officer allow him to provide a unique insight into our development and growth.  As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us. Mr. Thurman’s extensive experience in the health care industry allows him to contribute a wealth of operational, financial, and business development expertise to Arno.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and persons who are the beneficial owners of more than 10% of our common stock were not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we did not have a class of securities registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2012 .

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

Executive Compensation

The following table sets forth all of the compensation for the 2012 and 2011 fiscal years awarded to, earned by or paid to (i) our principal executive officer during the fiscal year ended December 31, 2012; and (ii) two other individuals that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)		All Other Compensation (2) ($)	Total ($)

Glenn R. Mattes (3)	2012	364,000	182,000	–	-		18,000	564,000
President and CEO	2011	68,590	120,342	172,750	1,098,200		12,750	1,472,632
Alexander Zukiwski, M.D. (4)	2012	394,000	197,000	–	-		12,000	603,000
VP and Chief Medical Officer	2011	197,596	100,000	–	854,000		6,500	1,158,096
Stefan Proniuk, Ph.D.	2012	208,000	68,640	–	-		-	276,640
VP of Product Development	2011	181,817	47,000	–	19,300	(5)	-	248,117

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

(2)	Amounts represent automobile allowances.

(3)	Mr. Mattes was appointed President and Chief Executive Officer on April 25, 2011.

(4)	Dr. Zukiwski was appointed Vice President, Chief Medical Officer on June 22, 2011.

(5)	On January 31, 2008, Dr. Proniuk was granted 10-year options to purchase 79,751 shares of our common stock at an exercise price of $2.42, with one-fourth vesting after one year and the remainder vesting in 36 equal monthly installments thereafter. On September 19, 2011, in consideration for cancelling the 10-year options to purchase 79,751 shares of our common stock that were issued to Dr. Proniuk on January 31, 2008, Dr. Proniuk was granted 10-year options to purchase 80,000 shares of our common stock at an exercise price of $1.00, with one-half immediately vested and the remainder vesting in 24 equal monthly installments commencing October 19, 2011. $19,300 represents the incremental fair value of the September 19, 2011 option award over the January 31, 2008 option award, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Glenn Mattes

President and Chief Executive Officer

Mr. Mattes’ employment with us is governed by an employment agreement dated April 25, 2011.  The agreement provides for a three-year term expiring on April 25, 2014, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal.  Pursuant to the employment agreement, Mr. Mattes will receive an initial annualized base salary of $100,000 for a period of one year, after which his base salary will be increased to $350,000 per year, subject to further increases on an annual basis in accordance with the consumer price index plus 1%.  Accordingly, Mr. Mattes’ base salary was increased to $378,560 on January 1, 2013. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Mr. Mattes will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary; provided, however, that Mr. Mattes will be eligible to receive a performance bonus of up to $175,000 during the first year of the term.  For 2011, our Board of Directors awarded Mr. Mattes a performance bonus of $120,342, representing 100% of his target bonus prorated for his service during the year. For 2012, our Board awarded Mr. Mattes a performance bonus of $182,000, representing 100% of his target bonus. In the event of a “Change of Control” (as defined in the Company’s 2005 Stock Option Plan), Mr. Mattes shall receive a cash bonus in an amount equal to the greater of (a) $100,000, and (b) 0.15% of the amount by which the aggregate consideration to be received by Arno and/or our stockholders in connection with such Change of Control exceeds $100,000,000.

Pursuant to the employment agreement, on the date of the agreement, Mr. Mattes was granted 10-year options to purchase a total of 2,354,379 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board.  On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Mr. Mattes’ Performance Options would vest in the maximum potential amount of 215,872 shares. In addition, Mr. Mattes was granted 250,000 shares of our common stock (the “Restricted Shares”) on the date of the employment agreement.  The Restricted Shares shall vest in 12 equal monthly installments beginning on May 25, 2011. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Mr. Mattes’ Performance Options would vest in the maximum potential amount of 313,917 shares.

In January 2013, Mr. Mattes was granted 10-year options to purchase a total of 516,000 shares of our common stock at an exercise price equal to $0.30 per share.  Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013.  The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also in January 2013, the exercise price applicable to all stock options previously granted to Mr. Mattes was reduced from $1.00 to $0.30, the conversion price of the Debentures issued in our 2012 Debenture and Warrant Offering.

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

Alexander Zukiwski, M.D.

Vice President and Chief Medical Officer

Dr. Zukiwski’s employment with us is governed by an employment agreement dated June 22, 2011.  The agreement provides for a three-year term expiring on June 22, 2014, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal.  Pursuant to the employment agreement, Dr. Zukiwski was entitled to an initial annualized base salary of $375,000, which was subsequently increased to $394,000 for 2012 and to $408,000 for 2013.  The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary.  For 2011, our Board awarded Dr. Zukiwski a performance bonus of $100,000, representing approximately 100% of his target bonus, prorated for his service during the year. For 2012, our Board awarded Dr. Zukiwski a performance bonus of $197,000, representing 100% of his target bonus. Pursuant to the employment agreement, we have also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Dr. Zukiwski’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

Pursuant to the employment agreement, on the date of the agreement, Dr. Zukiwski was granted 10-year options to purchase a total of 1,750,000 shares of our common stock at an exercise price equal to $1.00 per share.  Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”  The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on June 22, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Dr. Zukiwski’s Performance Options would vest in the maximum potential amount of 154,224 shares. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Dr. Zukiwski’s Performance Options would vest in the maximum potential amount of 291,667 shares.

In January 2013, Dr. Zukiwski was granted 10-year options to purchase a total of 585,000 shares of our common stock at an exercise price equal to $0.30 per share.  Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”   The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013.  The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also in January 2013, the exercise price applicable to all stock options previously granted to Dr. Zukiwski was reduced from $1.00 to $0.30, the conversion price of the Debentures issued in our 2012 Debenture and Warrant Offering.

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

Stefan Proniuk, Ph.D.

Vice President of Product Development

Dr. Proniuk’s employment with us is governed by a letter agreement dated January 31, 2008, as amended on August 22, 2010. The letter agreement provides for Dr. Proniuk’s employment as our Director of Product Development on an at-will basis. Dr. Proniuk was subsequently promoted to Vice President of Product Development in January 2012. Under the letter agreement, Dr. Proniuk is entitled to an annual base salary of $150,000, which base salary was subsequently increased to $165,000 on November 16, 2008, to $167,000 on January 1, 2009, to $174,800 on January 1, 2011, to $187,800 on June 20, 2011, to $208,000 on January 1, 2012, and to $215,000 on January 1, 2013. In addition, the letter agreement provides that Dr. Proniuk is eligible to receive an annual performance bonus of up to 15% of his base salary upon the successful completion of annual corporate and individual milestones, which target percentage was subsequently increased to 25% on January 1, 2010 , and to 33% on January 1, 2012, and, solely with respect to the 2013 fiscal year, has been increased to 50%. For 2011, our Board awarded Dr. Proniuk a performance bonus of $47,000, representing approximately 103% of his target bonus. For 2012, our Board awarded Dr. Proniuk a performance bonus of $68,640, representing 100% of his target bonus.

Pursuant to the letter agreement, on the date of the agreement, Dr. Proniuk was granted 10-year options to purchase 79,751 shares of our common stock at an exercise price of $2.42, with one-fourth vesting after one year and the remainder vesting in 36 equal monthly installments thereafter. In addition, on June 20, 2011, Dr. Proniuk was granted 10-year options to purchase a total of 250,000 shares of our common stock at an exercise price equal to $1.00 per share. Options relating to 55% of such shares were designated as “Employment Options” and options relating to the remaining 45% of the shares were designated as “Performance Options.” The right to purchase 25,000 of the shares subject to the Employment Options vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter. The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Proniuk’s Performance Options would vest in the maximum potential amount of 20,034 shares. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Dr. Proniuk’s Performance Options would vest in the maximum potential amount of 37,500 shares.

In September 2011, in consideration for cancelling the 10-year options to purchase 79,751 shares of our common stock that were issued to Dr. Proniuk on January 31, 2008, Dr. Proniuk was granted 10-year options to purchase 80,000 shares of our common stock at an exercise price of $1.00, with one-half immediately vested and the remainder vesting in 24 equal monthly installments commencing October 19, 2011.

In January 2013, Dr. Proniuk was granted 10-year options to purchase a total of 110,000 shares of our common stock at an exercise price equal to $0.30 per share.  Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”   The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013.  The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also in January 2013, the exercise price applicable to all stock options previously granted to Dr. Proniuk was reduced from $1.00 to $0.30, the conversion price of the Debentures issued in our 2012 Debenture and Warrant Offering.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2012:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date
Mr. Mattes	215,872	725,880	1.00	4/25/21	(2)
	706,313	706,314	1.00	4/25/21	(3)

Dr. Zukiwski	154,224	720,776	1.00	6/22/21	(4)
	382,813	492,187	1.00	6/22/21	(5)

Dr. Proniuk	20,034	92,466	1.00	6/20/21	(6)
	74,219	63,281	1.00	6/20/21	(7)
	65,000	15,000	1.00	9/19/21	(8)

(1)	Effective January 14, 2013, the our Board of Directors determined that the exercise price applicable to all stock options listed below would be reduced from $1.00 to $0.30, the conversion price of the Debentures issued in our 2012 Debenture and Warrant Offering.
(2)	Option granted April 25, 2011 relating to an aggregate of 941,752 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(3)	Option granted April 25, 2011 relating to an aggregate of 1,412,627 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.
(4)	Option granted June 22, 2011 relating to an aggregate of 875,000 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(5)	Option granted June 22, 2011 relating to an aggregate of 875,000 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.
(6)	Option granted June 20, 2011 relating to an aggregate of 112,500 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(7)	Option granted June 20, 2011 relating to an aggregate of 137,500 shares, of which 25,000 shares vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter.
(8)	Option granted September 19, 2011 relating to an aggregate of 80,000 shares, of which 50% vested immediately and the remainder vest in 24 equal monthly installments commencing October 19, 2011.

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

The following table sets forth the compensation paid to our directors for their service in 2012.

Name	Fees earned or paid in cash	Option Awards (1)	Total
Arie S. Belldegrun, M.D.	$150,000	$-	$150,000
William F. Hamilton, Ph.D.	$33,000	$-	$33,000
Tomer Kariv	$25,000	$-	$25,000
Glenn Mattes	$-	$-	$-
Yacov Reizman	$25,000	$-	$25,000
Steven B. Ruchefsky	$25,000	$-	$25,000
David M. Tanen	$25,000	$-	$25,000

 _________________

(1)	No stock options were granted to our non-employee directors during 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 29, 2013 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock.  Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.  Except as otherwise indicated, the address of each of our executive officers and directors identified below is 200 Route 31 North, Suite 104, Flemington, New Jersey 08822.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	11,363,359	24.1
Glenn Mattes (3)	2,413,226	6.3
Alexander Zukiwski (4)	2,692,922	6.9
David M. Tanen (5)	1,628,782	4.5
Stefan Proniuk, Ph.D. (6)	465,442	1.3
William F. Hamilton, Ph.D. (7)	46,634	*
Tomer Kariv (8)	14,582,877	30.5
Yacov Reizman (9)	782,587	2.1
Steven B. Ruchefsky (10)	15,891,109	31.8
Randy Thurman (11)	66,666	*
All current executive officers and directors as a group (11 persons)	50,183,138	64.1

Pontifax (8)	14,582,877	30.5

UTA Capital LLC (12)	3,041,917	8.1
100 Executive Drive, Ste. 330
West Orange, NJ 07052

Commercial Street Capital, LLC (10)	15,891,109	31.8
800 Westchester Ave.
Rye Brook, NY 10573

Clal Insurance Co. Ltd. (13)	3,127,781	8.5
48 Menachem Begin St.
Tel-Aviv 66180, Israel

Wexford Capital LP (14)	3,891,777	10.5
411 West Putnam Ave.
Greenwich, CT 06830

Peter and Donna Kash (15)(16)	3,790,606	9.9
689 Fifth Ave., 12th Floor
New York, NY 10022

Auriga Investors – Montserrat Global Fund (16)(17)	7,500,000	9.9
5-Rue Jean Monnet
L-2180 Luxembourg

Benjamin Domb (18)	2,000,000	5.2
1010 Executive Court, Suite 250
Westmont, IL 60559

Brio Capital Master Fund Ltd. (16)(19)	4,000,000	9.9
c/o Brio Capital Management LLC
100 Merrick Road, Suite 401W
Rockville Centre, NY 11570-4800

Green Fields Offshore Inc. (20)	2,000,000	5.2
Four Seasons Residences, Spring 19D
Jl. Setiabudi Tengah
Jakarta, 12910
Indonesia

Marjorie and David Kaufman (21)	2,500,000	6.4
917 Taylors Lane
Mamaroneck, NY 10543

Maxim Partners LLC (22)	2,430,000	6.0
c/o Maxim Group LLC
405 Lexington Avenue, 2nd Floor
New York, NY 10174

Perceptive Life Sciences Master Fund, Ltd. (16)(23)	30,000,000	9.9
c/o Perceptive Advisors LLC
499 Park Ave, 25th Floor
New York, NY 10022

Quantum Partners LP (16)(24)	32,499,999	9.9
c/o Soros Fund Management LLC
888 Seventh Avenue
New York, NY 10106

RJB Partners LLC (25)	2,000,000	5.2
40 E. Main St., Suite 822
Newark, DE 19711

Sabby Management, LLC (16)(26)	20,000,000	9.9
10 Mountainview Road, Suite 205
Upper Saddle River, NJ 07458

* represents less than 1%.

(1)	Based upon 36,364,942 issued and outstanding shares of our common stock as of March 29, 2013. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Beneficial ownership includes: (i) 516,043 shares issuable upon the exercise of stock options held by Dr. Belldegrun; (ii) 127,619 shares of our common stock, 1,166,666 shares issuable upon the conversion of Debentures, 2,333,334 shares issuable upon the exercise of 2012 Warrants, and 62,500 shares issuable upon the exercise of other warrants held by Arie and Rebecka Belldegrun as Trustees of the Belldegrun Family Trust dated February 18, 1994; (iii) 666,666 shares issuable upon the conversion of Debentures and 1,333,334 shares issuable upon the exercise of 2012 Warrants held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan; (iv) 317,155 shares of our common stock and 125,000 shares issuable upon the exercise of warrants held by Leumi Overseas Trust Corporation Limited (“Leumi”) as Trustee of the BTL Trust; (v) 1,000,000 shares issuable upon the conversion of Debentures and 2,000,000 shares issuable upon the exercise of 2012 Warrants held by Leumi as Trustee of the Tampere Trust; and (vi) 127,619 shares of our common stock, 500,000 shares issuable upon the conversion of Debentures, 1,000,000 shares issuable upon the exercise of 2012 Warrants, and 62,500 shares issuable upon the exercise of other warrants held by MDRB Partnership, L.P. (“MDRB”). Dr. Belldegrun is a beneficiary of each of the BTL Trust and the Tampere Trust and is the managing partner of MDRB. Dr. Belldegrun holds voting and/or dispositive power over the shares held by MDRB and the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan. Richard J. Guillaume and Christopher R.P. Lees, directors of Leumi, hold voting and/or dispositive power over the shares held by Leumi as trustee of each of the BTL Trust and the Tampere Trust.
(3)	Beneficial ownership includes 166,666 shares issuable upon conversion of Debentures, 333,334 shares issuable upon exercise of 2012 Warrants, and 1,663,225 shares issuable upon the exercise of options.
(4)	Beneficial ownership includes 500,000 shares issuable upon conversion of Debentures, 1,000,000 shares issuable upon exercise of 2012 Warrants, and 1,192,922 shares issuable upon the exercise of options.
(5)	Beneficial ownership includes 149,532 shares held by Mr. Tanen’s minor children and 105,554 shares issuable upon the exercise of options and warrants held by Mr. Tanen.
(6)	Beneficial ownership includes 66,667 shares issuable upon conversion of Debentures, 133,334 shares issuable upon exercise of 2012 Warrants, and 265,441 shares issuable upon the exercise of options.
(7)	Includes 36,666 shares issuable upon the exercise of stock options.
(8)	Beneficial ownership includes: (i) 20,000 shares issuable upon the exercise of stock options held by Mr. Kariv; and (ii) 14,562,877 shares held by affiliates of Pontifax, of which Mr. Kariv is chief executive officer, including 3,333,334 shares issuable upon the conversion of Debentures, 6,666,668 shares issuable upon the exercise of 2012 Warrants, and 1,500,000 shares issuable upon the exercise of other warrants.
(9)	Beneficial ownership includes: (i) 20,000 shares issuable upon the exercise of stock options held by Mr. Reizman; and (ii) 762,587 shares held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer, including 456,300 shares issuable upon the exercise of warrants.
(10)	Beneficial ownership includes: (i) 45,000 shares issuable upon the exercise of options and warrants held by Mr. Ruchefsky; and (ii) 15,846,109 shares held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president, including 4,166,666 shares issuable upon the conversion of Debentures, 8,333,334 shares issuable upon the exercise of 2012 Warrants, and 1,100,000 shares issuable upon the exercise of other warrants. Mr. Ruchefsky holds voting and/or dispositive power over the shares held by Commercial Street Capital, LLC.
(11)	Represents shares issuable upon the exercise of options.
(12)	Includes 1,000,000 shares issuable upon the exercise of warrants.
(13)	Includes 550,000 shares issuable upon the exercise of warrants.
(14)	Beneficial ownership includes: (i) 527,613 shares of our common stock held by Kappa Investors, LLC (“Kappa”), including 108,737 shares issuable upon the exercise of warrants; and (ii) 3,364,164 shares of our common stock held by Wexford Spectrum Investors LLC, a Delaware limited liability company ("Wexford Spectrum"), including 535,995 shares issuable upon the exercise of warrants. Wexford Capital LP, a Delaware partnership (“Wexford Capital”), is a registered Investment Advisor and also serves as an investment advisor or sub-advisor to the members of Kappa and Wexford Spectrum. Wexford GP LLC (“Wexford GP”) is the general partner of Wexford Capital. Mr. Charles E. Davidson and Mr. Joseph M. Jacobs are each managing and controlling members of Wexford GP.
(15)	Beneficial ownership includes: (i) 600,000 shares issuable upon the conversion of Debentures, 1,200,000 shares issuable upon the exercise of 2012 Warrants, and 50,000 shares issuable upon the exercise of other warrants held by Dr. and Mrs. Kash; (ii) 1,479,635 shares, including 152,006 shares issuable upon the exercise of options and warrants, held by Dr. Kash; and (iii) 358,876 shares held by Mrs. Kash as custodian for the benefit of their minor children under the UGMA.

(16)	Notwithstanding the number of shares of our common stock shown as beneficially owned by the security holder in the table above, the Debentures and 2012 Warrants held by the security holder provide that the security holder may not convert or exercise such Debentures or 2012 Warrants to the extent that the security holder would beneficially own in excess of 9.99% of our outstanding common stock immediately after giving effect to such conversion or exercise.
(17)	Represents 2,500,000 shares issuable upon the conversion of Debentures and 5,000,000 shares issuable upon the exercise of 2012 Warrants. Dr. Raj Mehra holds voting and/or dispositive power over the shares held by Auriga Investors – Montserrat Global Fund.
(18)	Represents 666,666 shares issuable upon the conversion of Debentures and 1,333,334 shares issuable upon the exercise of 2012 Warrants.
(19)	Represents 1,333,333 shares issuable upon the conversion of Debentures and 2,666,667 shares issuable upon the exercise of 2012 Warrants. Shaye Hirsch holds voting and/or dispositive power over the shares held by Brio Capital Master Fund Ltd.
(20)	Represents 666,666 shares issuable upon the conversion of Debentures and 1,333,334 shares issuable upon the exercise of 2012 Warrants. Anton Linderum holds voting and/or dispositive power over the shares held by Green Fields Offshore Inc.
(21)	Represents 833,333 shares issuable upon the conversion of Debentures and 1,666,666 shares issuable upon the exercise of 2012 Warrants.
(22)	Beneficial ownership includes 2,270,000 shares issuable upon the exercise of warrants. Michael Rabinowitz holds voting and/or dispositive power over the shares held by Maxim Partners LLC.
(23)	Represents 10,000,000 shares issuable upon the conversion of Debentures and 20,000,000 shares issuable upon the exercise of 2012 Warrants. Joseph Edelman holds voting and/or dispositive power over the shares held by Perceptive Life Sciences Master Fund, Ltd.
(24)	Represents 10,833,333 shares issuable upon the conversion of Debentures and 21,666,666 shares issuable upon the exercise of 2012 Warrants. Soros Fund Management LLC (“SFM”) serves as principal investment manager to Quantum Partners LP. As such, SFM has been granted investment discretion over portfolio investments, including the shares reported in the table above, held for the account of Quantum Partners LP. George Soros serves as Chairman of SFM and Robert Soros serves as President and Deputy Chairman of SFM.
(25)	Represents 666,666 shares issuable upon the conversion of Debentures and 1,333,334 shares issuable upon the exercise of 2012 Warrants. Joseph Sanberg holds voting and/or dispositive power over the shares held by RJB Partners LLC.
(26)	Represents: (i) 4,166,666 shares issuable upon the conversion of Debentures and 8,333,334 shares issuable upon the exercise of 2012 Warrants held by Sabby Healthcare Volatility Master Fund, Ltd.; and (ii) 2,500,000 shares issuable upon the conversion of Debentures and 5,000,000 shares issuable upon the exercise of 2012 Warrants held by Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Funds”) has indicated to us that Hal Mintz has voting and investment power over the shares held by it. Each of the Sabby Funds has also indicated to us that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over these shares except to the extent of any pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our 2005 Stock Option Plan (the “Plan”), which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2012 with respect to the Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	5,778,866	$1.11	901,290

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	5,778,866	$1.11	901,290

_______________

On January 14, 2013, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan from 7,000,000 shares to 7,312,210 shares. Also on January 14, 2013, our Board of Directors authorized amendments to outstanding stock option awards relating to an aggregate of 4,444,379 shares to reduce the exercise price of such stock options from $1.00 to $0.30 per share, which price the Board of Directors determined was at least equal to the fair market value of our common stock.

ITEM 13.	certain relationships and related transactions, and director independence

Certain Relationships and Related Transactions

Dr. Belldegrun and Mr. Tanen, each a current director and substantial stockholder of Arno, and Mr. Kazam, a director until September 2010 and substantial stockholder of Arno, control Two River Consulting, LLC, or TRC.  Certain employees of TRC, including Mr. Tanen, our former President, and Mr. Scott L. Navins, our Treasurer, perform substantial services for us, including without limitation operational, managerial, financial, clinical and regulatory activities for which we have historically paid TRC a monthly consulting fee of $55,000 pursuant to a services agreement.  While the term of the services agreement expired on April 1, 2011, we continue to utilize the services of TRC on an as needed basis.  Other than the payments to TRC, we do not pay any salary or other compensation to Messrs. Tanen and Navins for their services to us.

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

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Kariv, Reizman, Ruchefsky, Thurman and Dr. Hamilton are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market. Messrs. Mattes, Tanen and Dr. Belldegrun are not independent, as defined by applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2012 and 2011:

Fee Category	2012 Fees	2011 Fees
Audit Fees	$112,000	$106,000
Audit-Related Fees (1)	15,848	1,885
Tax Fees (2)	6,500	6,500
All Other Fees (3)	-	-

Total Fees	$134,348	$114,385

55

_______________

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2012 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2012 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed March 6, 2008).
2.2	Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
2.3	Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
3.1	Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
3.2	Certificate of Amendment of Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 27, 2012).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
3.4	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).
4.3	Form of Class A Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.4	Form of Class B Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.5	Form of Placement Agent Warrant issued in September 2010 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.6	Form of 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed November 27, 2012).
4.7	Form of Series A/B Warrant issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed November 27, 2012).
4.8	Form of Placement Agent Warrant issued in November 2012 private placement (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
10.1	Letter agreement dated January 31, 2008 between Arno Therapeutics, Inc. and Stefan Proniuk.*
10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through January 14, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 18, 2013).*
10.3	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+
10.5	License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+
10.6	License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+
10.7	Form of Subscription Agreement between Arno Therapeutics, Inc. and the investors in the June 2, 2008 private placement (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed June 9, 2008).

10.8	Services Agreement dated June 1, 2009, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.9	Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.10	First Amendment to Services Agreement dated September 9, 2010, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.11	Letter Agreement dated February 18, 2010 between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).
10.12	Letter agreement dated August 22, 2010 between Arno Therapeutics, Inc. and Stefan Proniuk.*
10.13	Employment Agreement by and between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed April 28, 2011).*
10.14	Restricted Stock Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.15	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.16	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.17	Indemnification Agreement by and between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed April 28, 2011).*
10.18	Employment Agreement by and between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 28, 2011).*
10.19	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.20	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.21	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.22	Master Services Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.23	Form of Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 27, 2012).
10.24	Form of Registration Rights Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 27, 2012).
10.25	Amendment No. 1 dated December 13, 2012 to Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
10.26	Letter Agreement between Arno Therapeutics, Inc. and Randy Thurman, dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 4, 2013).*
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2012, (iv) Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, and (v) Notes to Financial Statements. ^

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

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

Signature	Title	Date

/s/ Glenn Mattes	President, Chief Executive Officer, and Director	April 1, 2013
Glenn Mattes	(Principal Executive Officer)

/s/ Scott L. Navins	Treasurer	April 1, 2013
Scott L. Navins	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	April 1, 2013
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	April 1, 2013
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	April 1, 2013
Tomer Kariv

/s/ Yacov Reizman	Director	April 1, 2013
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	April 1, 2013
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	April 1, 2013
David M. Tanen

/s/ Randy Thurman	Director	April 1, 2013
Randy Thurman

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders

Arno Therapeutics, Inc.

Flemington, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ Crowe Horwath LLP

New York, New York

April 1, 2013

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$10,943,437	$6,678,344
Prepaid expenses and other current assets	203,516	296,948

Total current assets	11,146,953	6,975,292

Property and equipment, net	24,837	38,673
Deferred financing fees	1,709,530	-
Security deposit	10,455	10,455

Total assets	$12,891,775	$7,024,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,553,154	$683,161
Accrued expenses and other current liabilities	1,652,159	1,188,041
Due to related party	28,268	84,756
Deferred rent	12,711	7,351

Total current liabilities	3,246,292	1,963,309

Convertible debentures, net	491,039	-
Derivative liabilities	21,420,276	3,705,472

Total liabilities	25,157,607	5,668,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 36,364,942 and 36,304,942 shares issued and outstanding	3,611	3,605
Additional paid-in capital	37,631,339	36,865,034
Deficit accumulated during the development stage	(49,900,782)	(35,513,000)

Total stockholders' (deficit) equity	(12,265,832)	1,355,639

Total liabilities and stockholders' (deficit) equity	$12,891,775	$7,024,420

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from
	Year ended December 31,		August 1, 2005
			(inception) to
	2012	2011	December 31, 2012

Operating expenses:
Research and development	$8,537,130	$5,690,836	$36,845,208
General and administrative	2,298,671	1,956,115	9,342,612

Total operating expenses	10,835,801	7,646,951	46,187,820

Loss from operations	(10,835,801)	(7,646,951)	(46,187,820)

Other income (expense):
Interest income	7,849	28,771	414,120
Interest expense	(6,361,029)	-	(7,621,128)
Other income (expense)	2,801,199	(290,933)	3,494,046

Total other income (expense)	(3,551,981)	(262,162)	(3,712,962)

Net loss	$(14,387,782)	$(7,909,113)	$(49,900,782)

Preferred stock dividends	$-	$81,651

Net loss available to common stockholders	$(14,387,782)	$(7,990,764)

Net loss per share - basic and diluted	$(0.40)	$(0.23)

Weighted-average shares outstanding -basic and diluted	36,322,565	34,514,594

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period from August 1, 2005 (inception) through December 31, 2012

	PREFERRED STOCK		COMMON STOCK			DEFICIT
						ACCUMULATED
					ADDITIONAL	DURING THE	TOTA
					PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)
Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement agent agreement	-	-	60,000	6	43,494	-	43,500

Net loss, year ended December 31, 2012	-	-	-	-	-	(14,387,782)	(14,387,782)

Balance at December 31, 2012	-	$-	36,364,942	$3,611	$37,631,339	$(49,900,782)	$(12,265,832)

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	2012	2011	December 31, 2012
Cash flows from operating activities
Net loss	$(14,387,782)	$(7,909,113)	$(49,900,782)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,836	11,677	114,980
Stock-based compensation	722,811	822,452	3,671,215
Change in fair value of derivative liability	(2,806,750)	284,692	(2,441,699)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	5,360	(7,397)	12,711
Loss on disposal of assets	-	2,677	5,357
Noncash interest expense	6,255,996	-	6,567,514

Changes in operating assets and liabilities
Prepaid expenses and other current assets	93,432	(49,448)	(203,516)
Restricted cash	-	44,018	-
Security deposit	-	(10,455)	(10,455)
Accounts payable	869,993	128,799	1,553,154
Accrued expenses	(130,170)	(166,926)	1,057,871
Due to related party	(56,488)	15,458	28,268

Net cash used in operating activities	(9,419,762)	(6,833,566)	(38,156,466)

Cash flows from investing activities
Purchase of property and equipment	-	(23,014)	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	(23,014)	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	(1,172,345)	-	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	14,857,200	-	14,857,200
Proceeds from exercise of stock options	-	6,480	9,080

Net cash provided by financing activities	13,684,855	6,480	49,285,202

Net increase (decrease) in cash and cash equivalents	4,265,093	(6,850,100)	10,943,437
Cash and cash equivalents at beginning of period	6,678,344	13,528,444	-

Cash and cash equivalents at end of period	$10,943,437	$6,678,344	$10,943,437

Supplemental schedule of cash flows information:

Cash paid for interest	$105,034	$-	$185,034

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$12,973,055	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$43,500	$-	$43,500

Preferred stock dividends settled in common stock	$-	$319,074	$319,074

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011 and the period

from August 1, 2005 (inception) to December 31, 2012

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company intends to develop a companion diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. The Company is currently conducting pre-clinical toxicology studies and manufacturing activities and plans to file an investigational new drug application (“IND”) or foreign equivalent in 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently open for patient enrollment.

•	AR-12 – AR-12 is a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company is currently conducting a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma.

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

2. LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2012, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $49.9 million at December 31, 2012. The Company expects to incur substantial and increasing losses and have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly the conducting of pre-clinical and clinical trials.

Cash resources as of December 31, 2012 were approximately $10.9 million, compared to $6.7 million as of December 31, 2011. Based on its resources at December 31, 2012 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the third quarter of 2013. However, the Company will need substantial additional financing in the future until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

As a condition and immediately prior to the closing of the Merger, on June 2, 2008, Old Arno completed a private placement of its equity securities whereby it received gross proceeds of approximately $17,732,000 through the sale of approximately 3,691,900 shares of Old Arno Common Stock to selected accredited investors, which shares were exchanged for approximately 7,360,700 shares of Company Common Stock after giving effect to the Merger. Contemporaneously with the June 2008 private placement, the Old Arno’s outstanding 6% Notes (defined below) converted into 984,246 shares of Old Arno’s common stock and the holders of the Notes received warrants to purchase an aggregate of 98,409 shares of Old Arno common stock at an exercise price equal to $4.83 per share. The shares issued upon conversion were exchanged for an aggregate of approximately 1,962,338 shares of the Company’s Common Stock and the warrants were exchanged for five-year warrants to purchase an aggregate of approximately 196,189 shares of the Company’s Common Stock at an exercise price equal to $2.42 per share. See “Note 8. Convertible Debentures and Notes Payable.”

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees, directors and consultants, valuation of derivatives and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

(c) Deferred Financing Fees

Finance costs relating to debt issued are recorded as a deferred charge and amortized to interest expense over the expected term of the debt using the effective interest method.

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

(f) Fair Value of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses, due to related parties, and warrant liability. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

(g) Convertible Debentures and Warrant Liability

The Company accounts for the convertible debentures and warrants issued in connection with the 2012 Purchase Agreement (see Note 8) and for the warrants issued in connection with the 2010 Purchase Agreement (see Note 10) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

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

	For the Year Ended December 31,
	2012			2011
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(14,387,782)			$(7,909,113)
Less: Preferred stock dividends	-			(81,651)

Basic and Diluted EPS
Loss available to common stockholders	$(14,387,782)	36,322,565	$(0.40)	$(7,990,764)	34,514,594	$(0.23)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	December 31, 2012	December 31, 2011
Options to purchase common stock	–	-

For the year ended December 31, 2012 and 2011, 165,810,057 and 15,817,737 shares of warrants, options and shares issuable under convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their conversion and/or exercise prices are greater than the fair market price per common share as of December 31, 2012 and 2011, respectively.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012 and 2011 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2012 and 2011, respectively.

(n) Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurements to changes in unobservable inputs and interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning on or after December 15, 2011. These requirements are applicable to our fiscal year beginning January 1, 2012. The adoption of this new guidance did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Computer equipment and software	$17,721	$17,721
Office furniture and equipment	52,242	52,242
Leasehold improvements	8,449	8,449
Total property and equipment	78,412	78,412
Accumulated depreciation	(53,575)	(39,739)
Total property and equipment, net	$24,837	$38,673

Depreciation expense for the years ended December 31, 2012, 2011, and the period from August 1, 2005 (inception) through December 31, 2012, was $13,836, $11,677 and $69,979, respectively.

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

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The Company will make the first milestone payment to Invivis upon the dosing of the first subject in the first company sponsored Phase 1 clinical trial of onapristone, which is anticipated in the third quarter of 2013. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement, Invivis will provide the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

Pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses in the aggregate amount of approximately $174,000. Additionally, the Company will be required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The first milestone payment for each of the licensed compounds will be due when the first patient is dosed in the first Company sponsored Phase I clinical trial of each of AR-12 and AR-42. In October 2009, the Company remitted a milestone payment to Ohio State for the first patient dosed in the first Company sponsored Phase I clinical trial of AR-12. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, it will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company made no milestone payments under these license agreements during 2012. The Company does not expect to make any milestone payments under these agreements during 2013.

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

Under the terms of the license agreement with Pitt, the Company made a one-time cash payment of $350,000 to Pitt and reimbursed it for past patent expenses of approximately $373,000. Additionally, Pitt was entitled to receive performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-67. The Company would have made the first milestone payment to Pitt upon the acceptance of the first new drug application by the FDA for AR-67. The Company was also required to pay to Pitt an annual maintenance fee of $200,000 upon the third and fourth anniversaries, $250,000 upon the fifth and sixth anniversaries, and $350,000 upon the seventh anniversary and annually thereafter and to pay Pitt a royalty equal to a percentage of net sales of AR-67, pursuant to the license agreement. The Company did not have any milestone payment obligations during 2012 under this license agreement.

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

In January 2012, Pitt provided notice to the Company that it was in default of the terms of the license agreement for failing to pay the $250,000 annual maintenance fee. In March 2012, following the Company’s determination not to proceed with further development of AR-67, the parties agreed to terminate the license agreement. As a result, the Company no longer has rights in AR-67; however, the Company retains ownership of all data accumulated during the Company’s development of AR-67. On March 28, 2013, the Company entered into a settlement agreement with Pitt pursuant to which the Company agreed to make a one-time payment of $235,000 in full satisfaction of all obligations under the license agreement with Pitt. See Note 16. Subsequent Events.

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Accrued compensation and related benefits	$304,772	$272,342
Accrued research and development expense	713,099	915,699
Accrued liquidated damages	594,288	–
Accrued other expense	40,000	–

Total accrued liabilities	$1,652,159	$1,188,041

8. CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On November 26, 2012, the Company entered into a Securities Purchase Agreement, or the 2012 Purchase Agreement, with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate principal amount of $14,857,200 of three-year 8% Senior Convertible Debentures, or the Debentures. In accordance with the 2012 Purchase Agreement, as amended on December 13, 2012, the Company also issued five-year Series A warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.50 per share and 18-month Series B warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.30 per share. The sale of the Debentures and 2012 Warrants, which occurred in two closings on November 26, 2012 and December 18, 2012, resulted in aggregate gross proceeds of approximately $14.9 million, before deducting placement agent fees and other transaction-related expenses of approximately $1.2 million. The 2012 Warrants were valued at $12,430,525 (see Note 9).

The conversion price of the Debentures is subject to a “full-ratchet” anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the Debentures, the applicable conversion price will be reduced to the price per share applicable to such new issuance. However, after such time as the Company has raised at least $12 million in subsequent equity financings, the conversion price of the Debentures will be subject to a customary weighted-average price adjustment with respect to new issuances. This conversion feature of the Debentures is considered an embedded derivative and was accounted for separately from the Debentures and was valued at $7,548,500 (see Note 9).

Pursuant to the terms of a Registration Rights Agreement entered into on November 26, 2012 in connection with the Company’s entry into the 2012 Purchase Agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of: (i) 100% of the shares of common stock issuable as payment of accrued interest under the Debentures and upon exercise of the Series A Warrants; and (ii) 150% of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the Series B Warrants (collectively, the “Registrable Securities”). The Company further agreed to cause such registration statement to be filed with 30 days following the date of the Registration Rights Agreement, or by December 26, 2012, and to cause such registration statement to be declared effective within 60 days following the date of the Registration Rights Agreement, or by January 25, 2013, or, if the registration statement was subject to review by the SEC, to cause such registration statement to be declared effective within 120 days following the date of the Registration Rights Agreement, or by March 26, 2013. If such registration statement, covering 100% of the Registrable Securities, was not declared effective by the SEC by the applicable date, the Company agreed to pay liquidated damages to the investors in the amount of 2% of each investor’s aggregate investment amount per month until the registration statement is declared effective or until such earlier time as the Registrable Securities may be traded pursuant to Rule 144. On March 25, 2013, the Company and holders of over two-thirds of the Debentures entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay such liquidated damages by issuing shares of common stock in lieu of cash (see Note 16).

The Company filed the registration statement on December 26, 2012, and, following the receipt of comments from the SEC on January 7, 2013, the Company filed an amendment to the registration statement on January 29, 2013. As of the date of this report, the registration statement has not been declared effective by the SEC, and the Company does not anticipate being able to register 100% of the Registrable Securities. Accordingly, because the registration statement was not declared effective by March 26, 2013, the investors are each entitled to liquidated damages in the amount of 2% of their investment amount per month until the Registrable Securities may be traded pursuant to Rule 144. Because Rule 144 will become available to the investors six months after the applicable closing date, the investors will be entitled to approximately two months’ of liquidated damages, or approximately $0.6 million in the aggregate.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2012.

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

The Company has determined the fair value of certain liabilities using the market approach: the following tables present the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value December	Markets	Observable Inputs	Unobservable Inputs
	31, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series A&B	$898,722	$-	$-	$898,722
Debenture conversion feature -2012	7,548,500	-	-	7,548,500
Warrant liability - 2012 placement agent	542,530	-	-	542,530
Warrant liability - 2012 Series A&B	12,430,525	-	-	12,430,525

Total	$21,420,277	$-	$-	$21,420,277

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value December	Markets	Observable Inputs	Unobservable Inputs
	31, 2011	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series A&B	$3,705,472	$-	$-	$3,705,472

Total	$3,705,472	$-	$-	$3,705,472

The fair value of these derivative liabilities was estimated by management using a third party valuation report. The third-party estimated the value of the warrants using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. The changes in the fair value of these derivative liabilities are estimated quarterly after issuance and are recorded in other income (expense) on the statement of operations.

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at December 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2011	$(3,420,780)
Purchases, sales and settlements:
Warrants issued	-
Total gains or losses:
Unrealized depreciation	(284,692)
Balance at January 1, 2012	(3,705,472)
Purchases, sales and settlements:
Warrants and other derivatives issued	(20,521,555)
Total gains or losses:
Unrealized depreciation	2,806,750
Balance at December 31, 2012	$(21,420,277)

Significant assumptions used at December 31, 2012 and 2011for the warrants and embedded conversion discount derivative liability of the Debentures are as follows:

	December 31, 2012	December 31, 2011

Weighted average term	3 years	4 years
Volatility	200%	120%
Risk-free interest rate	1.05%	0.83%

10. STOCKHOLDERS’ EQUITY

(a)	Common Stock

On November 21, 2012, the Company amended its Amended & Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 80,000,000 shares to 500,000,000 shares.

On April 25, 2011, the Company issued 250,000 shares of restricted common stock under the Company’s 2005 Stock Option Plan to its new Chief Executive Officer pursuant to his employment agreement. These shares vested in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilizing a third-party valuation report.  The shares are recognized as compensation expense upon vesting. The shares are recognized as compensation expense upon vesting. The Company has recognized $57,584, $115,168 and $172,572 of compensation expense for the years ended December 31, 2012, 2011 and the period from inception to December 31, 2012, respectively, in connection with the restricted shares.

On February 9, 2011, the Company issued an aggregate of 15,274,000 shares of its common stock upon the automatic conversion of all 15,274,000 of its issued and outstanding shares of Series A Convertible Preferred Stock. In accordance with their terms, the shares Series A Convertible Preferred Stock automatically converted upon the effectiveness of the Company’s registration statement covering the resale under the Securities Act of 1933 of the shares of common stock issuable upon conversion of such preferred shares.  See Note 10(b) Preferred Stock,.  In addition, the Company elected to satisfy accrued dividends on the Series A Convertible Preferred Stock of $319,074 by issuing an additional 319,074 shares of common stock.

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

As of December 31, 2012, the Company has 36,364,942 shares of common stock issued and outstanding and an additional 116,286,054 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

(b) Preferred Stock

On August 11, 2010, the Company amended and restated its certificate of incorporation, increasing the number of shares of preferred stock authorized for issuance thereunder from 10,000,000 to 35,000,000.

On September 3, 2010, the Company entered into a Securities Purchase and Registration Rights Agreement (the “2010 Purchase Agreement”), with a number of institutional and other accredited investors pursuant to which the Company sold in a private placement an aggregate of 15,274,000 shares of newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share, or Series A Preferred Stock, at a per share purchase price of $1.00.  In accordance with the 2010 Purchase Agreement, the Company also issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the Class A and Class B warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price of the Class A and Class B warrants will be adjusted based on the lower issuance price. The sale of the shares and warrants resulted in aggregate gross proceeds of approximately $15.3 million, before expenses.

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

(c) Warrants

In accordance with the 2010 Purchase Agreement, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. As noted above, all outstanding warrants to purchase shares of Series A Preferred Stock automatically converted into warrants to purchase common stock on February 9, 2011, when the Company’s registration statement was declared effective. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.9 million and approximately $3.7 million at December 31, 2012 and 2011, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other expense on the statement of operations.

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.50 per share and 18-month Series B warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.30 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $12.4 million at December 31, 2012

In connection with the 2012 offering of Debentures and Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 60,000 shares of common stock and five-year warrants to purchase an additional 2,270,000 shares of common stock at an initial exercise price of $0.33 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. These placement warrants were valued at $542,530 (see Note 9).

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2012.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
01/02/2008	299,063	$2.42	$2.42	01/02/2013	-	299,063
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	1,221,920	$0.53	$0.53	03/03/2013	-	1,221,920
09/03/2010	6,415,080	$0.56	$0.56	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
11/26/2012	42,350,002	$0.30	$0.30	05/26/2014	-	42,350,002
12/18/2012	7,174,001	$0.30	$0.30	06/18/2014	-	7,174,001
11/26/2012	42,350,002	$0.50	$0.50	11/26/2017	-	42,350,002
11/26/2012	2,090,000	$0.33	$0.33	11/26/2017	-	2,090,000
12/18/2012	7,174,001	$0.50	$0.50	12/18/2017	-	7,174,001
12/18/2012	180,000	$0.33	$0.33	12/18/2017	-	180,000
	110,507,188		$0.43		-	110,507,188

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

As of December 31, 2012, an aggregate of 901,290 shares remained available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

No options were granted by the Company during the year ended December 31, 2012. For the year ended December 31, 2011, the Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the year ended December 31, 2011:

2011
Expected Volatility	87%
Expected Term	5-10 years
Dividend yield	0.0%
Risk-free interest rate	1.5-2.0%
Stock price	$0.69 - $0.72
Forfeiture rate	0.0%

The valuation assumptions were determined as follows:

•	Expected volatility – The expected volatility on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage.

•	Expected term – The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered historical data and expectations for the future to estimate employee exercise and post vest termination behavior. Consultant options are assigned an expected term equal to the maximum term of the option grant.

•	Dividend yield – The estimate for annual dividends is zero, because the Company has not historically paid dividends and does not intend to in the foreseeable future.

A summary of the status of the options issued under the Plan as of December 31, 2012, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2011	1,077,352	1,893,303	$1.36
Shares authorized for issuance	4,009,345	-	-
Options granted under the Plan	(5,054,317)	5,054,317	$1.03
Restricted stock granted under the Plan	(250,000)	-	-
Options exercised	-	(49,844)	$0.13
Options forfeited	269,221	(269,221)	$1.53
Balance at December 31, 2011	51,601	6,628,555	$1.31
Options forfeited	849,689	(849,689)	$1.00
Balance at December 31, 2012	901,290	5,778,866	$1.11	$-

Exercisable at December 31, 2012		3,566,669	$1.17	$-

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$1.00	5,388,133	7.8	$1.00	3,175,936	$1.00
$2.42	299,066	3.6	$2.42	299,066	$2.42
$3.00	91,667	1.2	$3.00	91,667	$3.00
Total	5,778,866	7.6	$1.11	3,566,669	$1.17

Stock-based compensation costs for the years ended December 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through December 31, 2012, are as follows:

	Year Ended December 31,
	2012	2011	Period from August 1, 2005 (inception) through December 31, 2012
General and administrative	$441,983	$449,652	$1,986,610
Research and development	280,828	372,800	1,684,605
Total	$722,811	$822,452	$3,671,215

The fair value of options vested under the 2005 Plan was approximately $863,892 and $443,507 for the years ended December 31, 2012 and 2011, respectively, and approximately $3,218,757 for the period from August 1, 2005 (inception) through December 31, 2012.

At December 31, 2012, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1.1 million which is expected to be recognized over a weighted-average vesting period of 1.5 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

For the year ended December 31, 2012, the Company did not issue any options. For the year ended December 31, 2011, the Company issued options to purchase a total of 5,054,317 shares of common stock to employees and consultants with exercise prices ranging from $1.00 to $2.42 and terms of up to 10 years.  Of this total, 10-year options to purchase 2,354,379 shares at an exercise price of $1.00 were issued to the Company’s new President and Chief Executive Officer and 10-year options to purchase 1,750,000 shares at an exercise price of $1.00 were issued to the Company’s new Chief Medical Officer.

12. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, the Company’s then President, Secretary and director, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company pays TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the year ended December 31, 2012, TRC billed Arno $273,171 for services rendered, an average of approximately $22,764 per month.

 On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the years ended December 31, 2012 and 2011 and for the period from August 1, 2005 (inception) through December 31, 2012, total cash services and reimbursed expenses totaled $327,452, $655,923 and $2,131,217, respectively. As of December 31, 2012 the Company had a payable to TRC of $28,268, which was paid in full during the first two months of 2013.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

13. PENSION PLAN

On October 1, 2007, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. Under the 401(k) Plan, the Company was required to make contributions equal to 3% of eligible compensation for each eligible employee whether or not the employee contributes to the 401(k) Plan. During 2011, the Company terminated the 401(k) Plan. For the years ended December 31, 2012 and 2011 and for the cumulative period from August 1, 2005 (inception) through December 31, 2012, the Company has recorded $0, $0 and $16,064 of matching contributions to the 401(k) Plan.

14. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities, based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The income tax returns of the Company are subject to examination by federal and state taxing authorities. Such examination could result in adjustments to net income or loss, which changes could affect the income tax liabilities of the Company. The Company’s tax returns are open for inspection for all tax years from 2008 to present.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012, 2011 and the period from August 1, 2005 (inception) through December 31, 2012 and as of December 31, 2012 and 2011, had no amounts accrued for interest and penalties.

At December 31, 2012, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $26.2 million. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2012 and 2011 are shown below.

	For Years Ended December 31,
	2012	2011
Non-current deferred tax assets
Research tax credit	$2,005,000	$1,631,000
Net operating loss carry forwards	15,700,000	11,720,000
Stock based compensation	446,000	848,000
Total deferred tax assets	18,151,000	14,199,000
Non-current deferred tax liability
Depreciation and amortization	(10,000)	(10,000)
Total net deferred tax assets	18,141,000	14,189,000
Valuation allowance	(18,141,000)	(14,189,000)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2012 and 2011 the Company recorded valuation allowances of $18.6 million and $14.2 million, respectively, representing a change in the valuation allowance of $4.4 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2012 and 2011 are as follows:

	2012		2011
	Amount	Rate	Amount	Rate

Federal tax	$(3,388,000)	34.0%	$(2,689,000)	34.0%
State tax	(592,000)	5.9%	(390,000)	5.9%
R&D Credit	(373,000)	2.7%	(339,000)	4.37%
Incentive stock options	(30,000)	4.7%	(48,000)	7.8%
Valuation allowance	4,383,000	(47.3)%	3,466,000	(52.1)%
Net	$-	-	$-	-

There was no income tax benefit recorded for the years ended December 31, 2012 and 2011.

15. COMMITMENTS AND CONTINGENCIES

On March 31, 2011, the Company exercised its early termination option on the Parsippany, NJ office lease, submitting written notice to the landlord and making a payment of $53,641.  The Company continued to make monthly lease payments under the Parsippany lease through December 31, 2011, at which time, this lease terminated.

On August 4, 2011, the Company entered into a lease for new office space of approximately 4,168 square feet in Flemington, New Jersey (the “Flemington Lease”). The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  The Company provided a cash security deposit of $10,455, or two months’ base rent.  The Company is also responsible for payment of its share of common area maintenance costs and taxes. The aggregate remaining minimum future payments under the Flemington Lease at December 31, 2012 are approximately $150,531 including common area maintenance charges and taxes. The Flemington Lease contains a three-month free rent period and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company recognized $85,362 and $7,351 in rent expense for the Flemington Lease for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under operating leases as of December 31, 2012 are as follows:

2013	$69,981
2014	71,816
2015	8,734

Total future minimum lease payments	$150,531

On April 21, 2011, the Company entered into an employment agreement with Glenn Mattes, as its Chief Executive Officer, with an effective commencement date of employment beginning on April 25, 2011. The agreement provides for a term of three years, expiring on April 25, 2014, and initial base salary of $100,000. On and after the first anniversary date of the effective commencement date, Mr. Mattes’ base salary shall be increased to $350,000. In addition, Mr. Mattes is eligible to receive an annual target performance bonus of up to 50% of his base salary, but up to $175,000 during the first year of employment. Additionally, the Company shall issue to Mr. Mattes, 250,000 shares of restricted common stock. These shares vest in 12 equal monthly installments and have a total fair value of $172,750, or $0.69 per share, as estimated by management using a Monte Carlo simulation model using the significant assumptions described below in addition to a discount for the restrictions and, in doing so, utilizing a third-party valuation report.  The shares are recognized as compensation expense upon vesting. The Company has recognized $57,584, $115,168 and $172,572 of compensation expense for the years ended December 31, 2012, 2011 and the period from inception to December 31, 2012, respectively, in connection with the restricted shares.

In addition, Mr. Mattes was granted 10-year options to purchase a total of 2,354,379 shares of the Company’s common stock at an exercise price equal to $1.00 per share.  Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.”   The right to purchase 25% of the shares subject to the Employment Options vested on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, in three equal annual installments during the Term, subject to the successful achievement of specific performance objectives to be established by the Board.    The Employment Options, Performance Options, and Restricted Shares were awarded to Mr. Mattes pursuant to the Plan. The employment agreement also entitles Mr. Mattes to certain change of control and severance benefits.

On June 22, 2011, the Company entered into an employment agreement with Alexander Zukiwski, M.D., as its Chief Medical Officer, with an effective commencement date of employment beginning on June 22, 2011. The agreement provides for a term of three years, expiring on June 22, 2014, and initial base salary of $375,000. The Employment Agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary.  The Company has also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area. As of March 29, 2013, Dr. Zukiwski has not relocated to the northern New Jersey area and the Company has not reimbursed him for any moving expenses.

In addition, Dr. Zukiwski was granted 10-year options to purchase a total of 1,750,000 shares of the Company’s common stock at an exercise price equal to $1.00 per share.  Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.”  The right to purchase 25% of the shares subject to the Employment Options will vested on June 22, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.  The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, in three equal annual installments during the Term, subject to the successful achievement of specific performance objectives to be established by the Board. The employment agreement also entitles Dr. Zukiwski to certain change of control and severance benefits.

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2012 is approximately $4.5 million, all expected to be due during 2013 and 2014.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2012. The Company does not anticipate recognizing any significant losses relating to these arrangements.

16. SUBSEQUENT EVENTS

In January 2012, the Company received a notice from the University of Pittsburgh, or Pitt, claiming that the Company was in default under its license agreement relating to AR-67 for failure to pay a $250,000 annual license fee under the terms of that agreement and providing the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the Company agreed with Pitt to terminate the license agreement. In February 2013, Pitt commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking damages of $250,000, plus interest and costs, based on its claim that the Company breached the license agreement by failing to pay the annual license fee. On March 28, 2013, the Company entered into a settlement agreement with Pitt pursuant to which the Company agreed to pay $235,000 in full satisfaction of all remaining obligations under the license agreement.

On January 30, 2013, the Company’s Board of Directors appointed Randy Thurman as a director of the Company. Mr. Thurman, age 63, is an Operating Executive at AEA Investments LP, a private equity firm. As consideration for his service on the Board, Mr. Thurman will receive an annual cash stipend of $50,000, payable quarterly in arrears. In addition, Mr. Thurman was granted a 10-year option under the 2005 Plan to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.30 per share. The right to purchase one-third of the shares subject to the option vested immediately and the remaining shares subject to the option will vest and become exercisable in two equal annual installments on the first and second anniversaries of Mr. Thurman’s appointment. Mr. Thurman will also receive additional option grants on an annual basis, consistent with the Board’s compensation plan for non-employee directors.

On March 25, 2013, the Company and holders of approximately 80% of the Debentures sold pursuant to the 2012 Purchase Agreement entered into an amendment to the Registration Rights Agreement (see Note 8), permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company shall issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) thirty cents ($0.30). Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 990,477 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first monthly installment of liquidated damages under the Registration Rights Agreement, as amended.

In late March 2013, the Company sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of March 28, 2013, the Company had entered into such amendments with the holders of Debentures in the aggregate principal amount of $7,875,000.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2012, (iv) Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from August 1, 2005 (inception) through December 31, 2012, and (v) Notes to Financial Statements. ^

^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.