Form 10-Q
period 2013-03-31
Arno Therapeutics, Inc
filed 2013-05-15
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 14, 2013, there were 37,355,419 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$7,872,030	$10,943,437
Prepaid expenses and other current assets	45,054	203,516

Total current assets	7,917,084	11,146,953

Property and equipment, net	21,516	24,837
Deferred financing fees	1,562,999	1,709,530
Security deposit	10,455	10,455

Total assets	$9,512,054	$12,891,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,885,558	$1,553,154
Accrued expenses and other current liabilities	1,780,649	1,652,159
Due to related party	30,200	28,268
Deferred rent	11,545	12,711

Total current liabilities	3,707,952	3,246,292

Convertible debentures, net	1,886,864	491,039
Derivative liabilities	16,355,788	21,420,276

Total liabilities	21,950,604	25,157,607

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 37,355,419 and 36,364,942 shares issued and outstanding	3,710	3,611
Additional paid-in capital	38,392,410	37,631,339
Deficit accumulated during the development stage	(50,834,670)	(49,900,782)

Total stockholders' (deficit) equity	(12,438,550)	(12,265,832)

Total liabilities and stockholders' (deficit) equity	$9,512,054	$12,891,775

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			August 1, 2005
	Three months ended March 31,		(inception) to
	2013	2012	March 31, 2013

Operating expenses:
Research and development	$2,993,031	$1,877,593	$39,838,239
General and administrative	851,836	617,468	10,194,448

Total operating expenses	3,844,867	2,495,061	50,032,687

Loss from operations	(3,844,867)	(2,495,061)	(50,032,687)

Other income (expense):
Interest income	4,059	3,388	418,179
Interest expense	(2,158,721)	-	(9,779,849)
Other income (expense)	5,065,641	(76,958)	8,559,687

Total other income (expense)	2,910,979	(73,570)	(801,983)

Net loss	$(933,888)	$(2,568,631)	$(50,834,670)

Net loss per share - basic and diluted	$(0.03)	$(0.07)

Weighted-average shares outstanding-basic and diluted	36,419,969	36,304,942

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2013

(unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction - elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement agent agreement	-	-	60,000	6	43,494	-	43,500

Net loss, year ended December 31, 2012	-	-	-	-	-	(14,387,782)	(14,387,782)

Balance at December 31, 2012	-	-	36,364,942	3,611	37,631,339	(49,900,782)	(12,265,832)

Stock based compensation for services	-	-	-	-	464,027	-	464,027

Issuance of common shares in lieu of liquidated damages	-	-	990,477	99	297,044	-	297,143

Net loss, three months ended March 31, 2013	-	-	-	-	-	(933,888)	(933,888)

Balance at March 31, 2013	-	$-	37,355,419	$3,710	$38,392,410	$(50,834,670)	$(12,438,550)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			August 1, 2005
	Three months ended March 31,		(inception) to
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(933,888)	$(2,568,631)	$(50,834,670)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,321	3,458	118,301
Stock-based compensation	464,027	167,545	4,135,242
Change in fair value of derivative liability	(5,064,488)	73,316	(7,506,187)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(1,166)	7,541	11,545
Loss on disposal of assets	-	-	5,357
Noncash interest expense	2,118,721	-	8,686,235

Changes in operating assets and liabilities
Prepaid expenses and other current assets	158,462	196,311	(45,054)
Restricted cash	-	-	-
Security deposit	-	-	(10,455)
Accounts payable	332,404	619,436	1,885,558
Accrued expenses	(150,732)	(625,647)	907,139
Due to related party	1,932	(34,662)	30,200

Net cash used in operating activities	(3,071,407)	(2,161,333)	(41,227,873)

Cash flows from investing activities
Purchase of property and equipment	-	-	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	-	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	-	14,857,200
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	49,285,202

Net increase (decrease) in cash and cash equivalents	(3,071,407)	(2,161,333)	7,872,030
Cash and cash equivalents at beginning of period	10,943,437	6,678,344	-

Cash and cash equivalents at end of period	$7,872,030	$4,517,011	$7,872,030

Supplemental schedule of cash flows information:

Cash paid for interest	$40,000	$-	$225,034

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$297,143	$-	$297,143
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$-	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company has engaged Clarient Diagnostic Services, Inc. to develop a companion diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. The Company is currently conducting pre-clinical toxicology studies and manufacturing activities and plans to file an investigational new drug application (“IND”) or foreign equivalent in the second quarter of 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently open for patient accrual.

•	AR-12 – AR-12 is an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company has completed a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2013, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $50.8 million at March 31, 2013. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

Convertible Debentures and Warrant Liability

The Company accounts for the convertible debentures and warrants issued in connection with the 2012 Purchase Agreement (see Note 6) and for the warrants issued in connection with the 2010 Purchase Agreement (see Note 8) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2013 were approximately $7.9 million, compared to approximately $10.9 million as of December 31, 2012. Based on its resources at March 31, 2013 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the third quarter of 2013. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

	For the Three Months Ended March 31,
		2013			2012
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(933,888)			$(2,568,631)

Basic and Diluted EPS
Loss available to common stockholders	$(933,888)	36,419,969	$(0.03)	$(2,568,631)	36,304,942	$(0.07)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

There are no potentially dilutive securities as March 31, 2013 and 2012.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

For the three months ended March 31, 2013 and 2012, 165,702,574 and 15,278,570 options, warrants and convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2013 and 2012, respectively.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2013 . Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company does not expect to be required to make any milestone payments under these license agreements during 2013.

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

AR-67 License Agreement

In January 2012, the Company received a notice from the University of Pittsburgh, (“Pitt”) claiming that the Company was in default under its license agreement relating to AR-67 for failure to pay a $250,000 annual license fee under the terms of that agreement and providing the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the Company agreed with Pitt to terminate the license agreement. In February 2013, Pitt commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking damages of $250,000, plus interest and costs, based on its claim that the Company breached the license agreement by failing to pay the annual license fee. On March 28, 2013, the Company entered into a settlement agreement with Pitt pursuant to which the Company agreed to pay $235,000 in full satisfaction of all remaining obligations under the license agreement. On April 2, 2013, the Company made this payment of $235,000 to Pitt.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

6. CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On November 26, 2012, the Company entered into a Securities Purchase Agreement, or the 2012 Purchase Agreement, with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate principal amount of $14,857,200 of three-year 8% Senior Convertible Debentures, or the Debentures. In accordance with the 2012 Purchase Agreement, as amended on December 13, 2012, the Company also issued five-year Series A warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.50 per share and 18-month Series B warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.30 per share. The sale of the Debentures and 2012 Warrants, which occurred in two closings on November 26, 2012 and December 18, 2012, resulted in aggregate gross proceeds of approximately $14.9 million, before deducting placement agent fees and other transaction-related expenses of approximately $1.2 million. The 2012 Warrants were valued at $12,430,524 on issuance and recorded as a debt discount (see Note 7).

The conversion price of the Debentures is subject to a “full-ratchet” anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the Debentures, the applicable conversion price will be reduced to the price per share applicable to such new issuance. However, after such time as the Company has raised at least $12 million in subsequent equity financings, the conversion price of the Debentures will be subject to a customary weighted-average price adjustment with respect to new issuances. This conversion feature of the Debentures is considered an embedded derivative and was accounted for separately from the Debentures and was valued at $7,548,500 on issuance and recorded as a debt discount (see Note 7).

The following table reflects the debt discount for the 2012 Warrants and the embedded conversion feature of the Debentures at their fair values on issuance:

Issuance
Debentures, principal	14,857,200
2012 Warrant liability	(12,430,524)
Debenture conversion feature	(7,548,500)
(5,121,824)

The excess fair value over proceeds on the date of issuance of approximately $5.1 million was recorded in interest expense on the statement of operations on the issuance. As of March 31, 2013 and December 31, 2012, the Company recorded amortization on the debt discount of $1.9 million and $0.5 million, respectively, to interest expense.

Pursuant to the terms of a Registration Rights Agreement entered into on November 26, 2012 in connection with the Company’s entry into the 2012 Purchase Agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of: (i) 100% of the shares of common stock issuable as payment of accrued interest under the Debentures and upon exercise of the Series A Warrants; and (ii) 150% of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the Series B Warrants (collectively, the “Registrable Securities”). The Company further agreed to cause such registration statement to be filed within 30 days following the date of the Registration Rights Agreement, or by December 26, 2012, and to cause such registration statement to be declared effective within 60 days following the date of the Registration Rights Agreement, or by January 25, 2013, or, if the registration statement was subject to review by the SEC, to cause such registration statement to be declared effective within 120 days following the date of the Registration Rights Agreement, or by March 26, 2013. If such registration statement, covering 100% of the Registrable Securities, was not declared effective by the SEC by the applicable date, the Company agreed to pay liquidated damages to the investors in the amount of 2% of each investor’s aggregate investment amount per month until the registration statement is declared effective or until such earlier time as the Registrable Securities may be traded pursuant to Rule 144.

On December 26, 2012, the Company filed a registration statement seeking to register 100% of the Registrable Securities. However, the SEC determined that the number of shares the Company was seeking to register exceeded the limitations imposed by the SEC under Rule 415, and the Company was thus unable to register a significant amount of the Registrable Securities. As a result of the SEC’s determination, the amended registration statement filed by the Company on April 11, 2013, as further amended on April 16, 2013 and declared effective by the SEC on April 18, 2013, only registered the resale of the shares of the Company’s common stock issuable upon exercise of the Series B Warrants, rather than 100% of the Registrable Securities. Accordingly, because a registration statement covering 100% of the Registrable Securities was not declared effective by March 26, 2013, the investors each became entitled to liquidated damages in the amount of 2% of their investment amount per month, payable on March 27, 2013 and on each monthly anniversary thereafter until the Registrable Securities may be traded pursuant to Rule 144. Because Rule 144 will become available to the investors six months after the applicable closing date, the investors will be entitled to approximately three months’ of liquidated damages, or approximately $0.9 million in the aggregate.

On March 25, 2013, the Company and holders of approximately 80% of the Debentures sold pursuant to the 2012 Purchase Agreement entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company shall issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) thirty cents ($0.30). Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 990,477 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended. On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 1,092,291 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

In May 2013, the Company became aware that investors were entitled to additional liquidated damages arising from the issuance of convertible debt in 2012 in the amount of $288,674.  The Company has assessed that this amount should have been accrued in 2012 as part of the debt issuance. The Company has determined that the impact of not reflecting this in 2012 is not material to the 2012 financial statements and has reflected this as interest expense in the first quarter of 2013.  This expense will result in the issuance of additional shares to the investors and will thus be a non-cash charge. On or around May 27, 2013, the Company expects to issue an aggregate of 962,245 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

In late March 2013, the Company sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of the date of this report, the Company has entered into such amendments with the holders of Debentures in the aggregate principal amount of $12,230,000. Assuming no additional Debenture holders elect to enter into such amendments, the Company will continue to make quarterly interest payments to the holders of Debentures in the aggregate amount of $2,627,200, with the balance being accrued and not becoming payable until the fourth quarter of 2015.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2013.

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series A&B	$647,923	$-	$-	$647,923
Debenture conversion feature -2012	5,763,000	-	-	5,763,000
Warrant liability - 2012 placement agent	485,780	-	-	485,780
Warrant liability - 2012 Series A&B	9,459,085	-	-	9,459,085

Total	$16,355,788	$-	$-	$16,355,788

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2012	$(3,705,472)
Purchases, sales and settlements:
Warrants and other derivatives issued	(20,251,554)
Total gains or losses:
Unrealized depreciation	2,806,750
Balance at January 1, 2013	(21,420,276)
Total gains or losses:
Unrealized depreciation	5,064,488
Balance at March 31, 2013	$(16,355,788)

8. STOCKHOLDERS’ EQUITY

Common Stock

On November 21, 2012, the Company amended its Amended & Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 80,000,000 shares to 500,000,000 shares.

On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 990,477 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended.

On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 1,092,291 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

As of March 31, 2013, the Company has 37,355,419 shares of common stock issued and outstanding and an additional 165,702,574 shares of common stock reserved for issuance upon the exercise of outstanding options, warrants and convertible debentures.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Warrants

In accordance with the 2010 issuance of preferred stock, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.6 million and approximately $0.9 million at March 31, 2013 and December 31, 2012, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.50 per share and 18-month Series B warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.30 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $9.5 million and $12.4 million at March 31, 2013 and December 31, 2012, respectively.

In connection with the 2012 offering of Debentures and Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 60,000 shares of common stock and five-year warrants to purchase an additional 2,270,000 shares of common stock at an initial exercise price of $0.33 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.5 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2013.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
06/02/2008	196,189	$2.42	$2.42	06/02/2013	-	196,189
09/03/2010	6,415,080	$0.56	$0.56	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
11/26/2012	42,350,002	$0.30	$0.30	05/26/2014	-	42,350,002
12/18/2012	7,174,001	$0.30	$0.30	06/18/2014	-	7,174,001
11/26/2012	42,350,002	$0.50	$0.50	11/26/2017	-	42,350,002
11/26/2012	2,090,000	$0.33	$0.33	11/26/2017	-	2,090,000
12/18/2012	7,174,001	$0.50	$0.50	12/18/2017	-	7,174,001
12/18/2012	180,000	$0.33	$0.33	12/18/2017	-	180,000
	108,986,205		$0.42		-	108,986,205

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

9. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 7,000,000 shares. On January 14, 2013, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 7,512,210 shares. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of March 31, 2013, there are no remaining shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

During the three months ended March 31, 2013, the Company issued 1,413,500 stock options. The Company did not issue any stock options during the three months ended March 31, 2012. The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Expected volatility	89-96%
Expected term	4 -6 years
Dividend yield	0%
Risk-free interest rate	.77-.89%
Stock price	$0.30
Forfeiture rate	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

A summary of the status of the options issued under the Plan at March 31, 2013, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	901,290	5,778,866	$1.11
Shares authorized for issuance	512,210	-
Options granted under the Plan	(1,413,500)	1,413,500	$0.30
Options exercised	-	-	$-
Options forfeited	-	-	$-
Balance at March 31, 2013	-	7,192,366	$0.51	$-

Exercisable at March 31, 2013		4,323,751	$0.65	$-

The following table summarizes information about stock options outstanding at March 31, 2013:

		Outstanding		Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.30	5,857,879	6.9	$0.30	3,029,266	$0.30
$1.00	943,754	0.6	$1.00	903,752	$1.00
$2.42	299,066	0.2	$2.42	299,066	$2.42
$3.00	91,667	0.1	$3.00	91,667	$3.00
Total	7,192,366	6.2	$0.51	4,323,751	$0.65

Stock-based compensation costs under the Plan for the three months ended March 31, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through March 31, 2013 are as follows:

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

			Period from
	Three months ended March 31,		August 1, 2005 (inception)
	2013	2012	through March 31, 2013

General and administrative	$245,761	$138,788	$2,232,371
Research and development	218,266	28,757	1,902,871

Total	$464,027	$167,545	$4,135,242

The fair value of options vested under the Plan was approximately $387,805 and $6,981 for the three months ended March 31, 2013 and 2012, respectively, and approximately $3,603,368 for the period from August 1, 2005 (inception) through March 31, 2013.

At March 31, 2013, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1,248,360, which is expected to be recognized over a weighted-average vesting period of 1.8 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

 10. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director of the Company and at the time also its President, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the three months ended March 31, 2013, and 2012, and the period from inception to March 31, 2013. TRC billed Arno $76,151, $69,615, and $1,819,392, respectively, for services rendered, an average of approximately $25,384 per month.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three months ended March 31, 2013 and 2012 and for the period from August 1, 2005 (inception) through March 31, 2013 services and reimbursed expenses totaled $85,607, $100,607, and $2,216,824, respectively. As of March 31, 2013, the Company had a payable to TRC of $30,200, which was paid in full during April 2013.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

 11. SUBSEQUENT EVENTS

On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement (see Note 6), the Company issued an aggregate of 1,092,291 shares of common stock to the investors in the 2012 offering of Debentures and Warrants in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Clarient Diagnostic Services, Inc. to develop a companion diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. We are currently conducting pre-clinical toxicology studies and manufacturing activities and plan to file an IND or foreign equivalent in the second quarter of 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. We have also applied to the FDA for orphan drug designation of AR-42 for the treatment of NF2 associated central nervous system tumors.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. In May 2009, the FDA accepted our IND for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with an improved formulation that has been shown to substantially increase bioavailability in preclinical models. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three months ended March 31, 2013 and 2012 were approximately $0.9 million and $0.6 million, respectively. This increase of approximately $0.3 million over the same period in 2012 is primarily attributable to increased stock compensation expenses of approximately $0.2 million to our CEO as result of a new stock option grant and a re-pricing of his previous grants during the first quarter of 2013. There were no new grants or re-pricings during the first quarter of 2012. Additionally, there was an increase of approximately $0.1 million over the same period in 2012 as a result of increased legal and consulting fees associated with the Company’s active registration statement and amendments, including amendments with the Company’s convertible debenture holders being negotiated during the first quarter of 2013.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2013 and 2012 were approximately $3.0 million and $1.9 million, respectively. The increase of approximately $1.1 million compared to the same period in 2012 is primarily due to our new product candidate, onapristone, which was in-licensed during the first quarter of 2012. Onapristone-related costs for the three months ended March 31, 2013 were approximately $2.0 million, including approximately $0.8 million on manufacturing activities, approximately $0.7 million on pre-clinical development activities and approximately $0.5 million on clinical development support services. For the three months ended March 31, 2012, we had just acquired the rights to onapristone and spent approximately $0.8 million, including an approximately $0.5 million one-time initial license fee.

Additionally, we had an increase of approximately $0.2 million during 2013, compared to the same period of 2012, in stock compensation costs relating to our R&D employees. During the first quarter of 2013, we granted new stock options and re-priced previously granted stock options, with no new grants or re-repricings during the same period of 2012.

These increases of approximately $1.3 million related to onapristone and stock compensation costs were partially offset by an approximately $0.2 million decrease in costs relating to our AR-67 program. This decrease was primarily due to lower costs resulting from the termination of our AR-67 license agreement in late March of 2012 and, therefore, not incurring those during the first quarter of 2013.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2013 and 2012, as well as the cumulative amounts since we began development of each product candidate through March 31, 2013. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended March 31,		Cumulative
			amounts during
			development
	2013	2012	stage
Onapristone	$1,903,791	$828,356	$6,406,602
AR-42	218,629	206,628	5,201,838
AR-12	201,974	132,304	9,875,711
AR-67	11,032	259,011	8,093,667
Unallocated R&D	657,605	451,294	10,260,421
Total	$2,993,031	$1,877,593	$39,838,239

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We intend to conduct pre-clinical toxicology studies and manufacturing activities and to file an IND or foreign equivalent by the second quarter of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $8.2 million on external development costs during the fiscal year 2013.

AR-42.  We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins.  AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia.  In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-42, we anticipate spending approximately $0.4 million on external development costs during the fiscal year 2013.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12.  We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations.  We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with a novel and improved formulation that has shown to increase the bioavailability in preclinical models. During the first quarter 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-12, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2013.

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

Interest Income. Interest income for the three months ended March 31, 2013 and 2012 was $4,059 and $3,388 respectively. The increase in interest income compared to the same period in 2012 is primarily due to higher average cash balances held during 2013 compared to the same period of 2012, as a result of our fourth quarter 2012 convertible debenture financing proceeds.

Interest Expense. Interest expense for the three months ended March 31, 2013 and 2012 was approximately $2.2 million and $0, respectively. The increase in interest expense compared to the same period in 2012 is a result of interest charged on our approximately $14.9 million fourth quarter 2012 convertible debenture financing and the related fees incurred completing the transaction, which are charged to interest expense over the expected term of the debentures.

In May 2013, we became aware that the investors in our 2012 offering of convertible debentures and warrants were entitled to additional liquidated damages in the amount of $288,674, which amount should have been accrued in 2012 as part of the debt issuance. We have determined that the impact of not reflecting this in 2012 is not material to the 2012 financial statements and have reflected this as interest expense in the first quarter of 2013. This expense will result in the issuance of additional shares to the investors and will thus be a non-cash charge. On or around May 27, 2013, we expect to issue an aggregate of 962,245 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement dated November 26, 2012, as amended, between us and the investors.

Other Income (Expense). Other income for the three months ended March 31, 2013 was approximately $5.1 million compared to other expense of approximately $0.1 million for the three months ended March 31, 2012. This increase in other income of approximately $5.2 million is primarily due to an approximately $5.1 million noncash adjustment (decrease) to the derivative liabilities during the three months ended March 31, 2013 driven by an increased volatility assumption in the warrant valuation model compared to an increase of approximately $0.1 million during the three months ended March 31, 2012.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2013 and December 31, 2012 and our net changes in cash and cash equivalents for the three months ended March 31, 2013 and 2012 (the amounts stated are expressed in thousands):

Liquidity and capital resources	March 31, 2013	December 31, 2012
Cash and cash equivalents	$7,872	$10,943
Working Capital	$4,209	$7,901
Stockholders' (deficit) equity	$(12,439)	$(12,266)

	Three Months Ended March 31,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(3,071)	$(2,161)
Investing activities	-	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(3,071)	$(2,161)

Our total cash resources as of March 31, 2013 were approximately $7.9 million compared to approximately $10.9 million as of December 31, 2012. As of March 31, 2013, we had approximately $22.0 million in liabilities (of which approximately $18.2 million represented convertible debentures and non-cash derivative liabilities), and approximately $4.2 million in net working capital. We incurred a net loss of approximately $0.9 million and had negative cash flow from operating activities of $3.1 million for the three months ended March 31, 2013. Since August 1, 2005 (inception) through March 31, 2013, we have incurred an aggregate net loss of approximately $50.8 million, while negative cash flow from operating activities has amounted to $41.2 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2013, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

On January 12, 2012, we received a notice from Pitt, indicating that we were in default under the license agreement for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. As of December 31, 2012, we had accrued for the outstanding annual license fee of $250,000. On March 28, 2013, we and Pitt agreed to a settlement of Pitt’s outstanding claim against us for the $250,000 annual license fee in exchange for our payment of $235,000 in full satisfaction of all remaining obligations under the license agreement. This payment was made on April 2, 2013.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2013.

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

Convertible Debentures and Warrant Liability

The Company accounts for the convertible debentures and warrants issued in connection with the 2012 Purchase Agreement and for the warrants issued in connection with the 2010 Purchase Agreement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

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

We are not involved in any pending legal proceedings. In January 2012, we received a notice from the University of Pittsburgh, or Pitt, claiming that we were in default under our license agreement relating to AR-67 for failure to pay a $250,000 annual license fee under the terms of that agreement and providing us with 60 days’ notice to remedy the default. On March 29, 2012, following our determination not to proceed with further development of AR-67, we agreed with Pitt to terminate the license agreement. In February 2013, Pitt commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking damages of $250,000, plus interest and costs, based on its claim that we breached the license agreement by failing to pay the annual license fee. On March 28, 2013, we entered into a settlement agreement with Pitt pursuant to which we agreed to pay $235,000 in full satisfaction of all remaining obligations under the license agreement. This payment was made on April 2, 2013.

Item 1A.	Risk Factors.

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2012 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2012 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

As of March 31, 2013, we only had approximately $7.9 million in cash and cash resources, and net working capital of approximately $4.2 million. During the three months ended March 31, 2013, we had negative cash flow from operating activities of $3.1 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our current development plans, we believe we have cash on hand to fund our operations through approximately the third quarter of 2013. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Accordingly, we are in immediate need of additional capital to fund our basic corporate activities. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the global economic turmoil of the last few years, which continues to severely restricted access to the U.S. and international capital markets, particularly for small biopharmaceutical and biotechnology companies like us. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in this “Risk Factors” section and in our 2012 Annual Report. We have based these forecasts on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.1	Form of Amendment No. 1 to 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1/A filed April 11, 2013, SEC File No. 333-185690).

10.1	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through January 14, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 18, 2013).

10.2	Letter Agreement between Arno Therapeutics, Inc. and Randy Thurman, dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 4, 2013).

10.3	Form of Joint Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated March 25, 2013 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1/A filed April 11, 2013, SEC File No. 333-185690).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through March 31, 2013, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, and (v) Notes to Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 15, 2013	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through March 31, 2013, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and for the period from August 1, 2005 (inception) through March 31, 2013, and (v) Notes to Condensed Financial Statements.*

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

