Form 10-Q
period 2013-06-30
Arno Therapeutics, Inc
filed 2013-08-14
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 12, 2013, there were 39,457,602 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,554,390	$10,943,437
Prepaid expenses and other current assets	168,296	203,516

Total current assets	4,722,686	11,146,953

Property and equipment, net	18,158	24,837
Deferred financing fees	1,416,468	1,709,530
Security deposit	10,455	10,455

Total assets	$6,167,767	$12,891,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,180,766	$1,553,154
Accrued expenses and other current liabilities	647,980	1,652,159
Due to related party	27,874	28,268
Deferred rent	10,378	12,711

Total current liabilities	2,866,998	3,246,292

Convertible debentures, net	3,288,960	491,039
Accrued interest	489,200	-
Derivative liabilities	22,401,235	21,420,276

Total liabilities	29,046,393	25,157,607

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 39,453,675 and 36,364,942 shares issued and outstanding	3,920	3,611
Additional paid-in capital	39,256,954	37,631,339
Deficit accumulated during the development stage	(62,139,500)	(49,900,782)

Total stockholders' (deficit) equity	(22,878,626)	(12,265,832)

Total liabilities and stockholders' (deficit) equity	$6,167,767	$12,891,775

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
	Three months ended June 30,		Six months ended June 30,		August 1, 2005
					(inception) to
	2013	2012	2013	2012	June 30, 2013

Operating expenses:
Research and development	$2,741,756	$2,341,092	$5,734,787	$4,218,685	$42,579,995
General and administrative	668,011	536,713	1,519,848	1,154,181	10,862,460

Total operating expenses	3,409,767	2,877,805	7,254,635	5,372,866	53,442,455

Loss from operations	(3,409,767)	(2,877,805)	(7,254,635)	(5,372,866)	(53,442,455)

Other (expense) income:
Interest income	2,932	1,852	6,992	5,240	421,112
Interest expense	(1,858,887)	-	(4,017,608)		(11,638,736)
Other (expense) income	(6,039,108)	2,600,647	(973,467)	2,523,689	2,520,579

Total other (expense) income	(7,895,063)	2,602,499	(4,984,083)	2,528,929	(8,697,045)

Net loss	$(11,304,830)	$(275,306)	$(12,238,718)	$(2,843,937)	$(62,139,500)

Net loss per share - basic and diluted	$(0.29)	$(0.01)	$(0.33)	$(0.08)

Weighted-average shares outstanding-basic and diluted	38,518,577	36,306,261	37,475,070	36,305,601

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2013

(unaudited)

	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	9,968,797	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	9,968,797	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	9,968,797	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of issuance costs of $141,646	-	-	7,360,689	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	1,962,338	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	1,100,200	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	20,392,024	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	20,000	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	20,412,024	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	15,274,000	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	15,274,000	1,527	20,412,024	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(15,274,000)	(1,527)	15,274,000	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	319,074	32	(32)	-	-

Grant of restricted shares	-	-	250,000	-	115,168	-	115,168

Stock option exercise	-	-	49,844	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	36,304,942	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement agent agreement	-	-	60,000	6	43,494	-	43,500

Net loss, year ended December 31, 2012	-	-	-	-	-	(14,387,782)	(14,387,782)

Balance at December 31, 2012	-	-	36,364,942	3,611	37,631,339	(49,900,782)	(12,265,832)

Stock based compensation for services	-	-	-	-	699,298	-	699,298

Issuance of common shares in lieu of liquidated damages	-	-	3,045,013	305	913,205	-	913,510

Issuance of common shares upon debenture conversion	-	-	43,720	4	13,112	-	13,116

Net loss, six months ended June, 2013	-	-	-	-	-	(12,238,718)	(12,238,718)

Balance at June 30, 2013	-	$-	39,453,675	$3,920	$39,256,954	$(62,139,500)	$(22,878,626)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
	Six months ended June 30,		August 1, 2005
			(inception) to
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(12,238,718)	$(2,843,937)	$(62,139,500)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,679	6,916	121,659
Stock-based compensation	699,298	361,598	4,370,513
Change in fair value of derivative liability	980,959	(2,522,042)	(1,460,740)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(2,333)	6,896	10,378
Loss on disposal of assets	-	-	5,357
Noncash interest expense	4,497,357	-	11,064,871

Changes in operating assets and liabilities
Prepaid expenses and other current assets	35,220	198,645	(168,296)
Security deposit	-	-	(10,455)
Accounts payable	627,612	59,177	2,180,766
Accrued expenses	(994,727)	175,149	63,144
Due to related party	(394)	(64,844)	27,874

Net cash used in operating activities	(6,389,047)	(4,622,442)	(44,545,513)

Cash flows from investing activities
Purchase of property and equipment	-	-	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	-	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	-	-	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	-	14,857,200
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	49,285,202

Net increase (decrease) in cash and cash equivalents	(6,389,047)	(4,622,442)	4,554,390
Cash and cash equivalents at beginning of period	10,943,437	6,678,344	-

Cash and cash equivalents at end of period	$4,554,390	$2,055,902	$4,554,390

Supplemental schedule of cash flows information:

Cash paid for interest	$63,088	$-	$248,122

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$13,116	$-	$13,116
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$913,510	$-	$913,510
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$28,500	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates for the treatment of patients with cancer. The following is a summary of the Company’s product development pipeline:

•	Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company has engaged Clarient Diagnostic Services, Inc. to develop a diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. The Company completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013. The IMPD was accepted on July 31, 2013. The Company has completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the second half of 2013.

•	AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently closed to accrual and is being amended to include additional patients with solid tumors at the recommended phase 2 dose. The Company plans on supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies during the second half of 2013.

•	AR-12 – AR-12 is an orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. AR-12 has also been reported to cause cell death through the induction of endoplasmic reticulum stress and work is ongoing to further understand the mechanism of action. The Company has completed a multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

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

June 30, 2013

(unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2013, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $62.1 million at June 30, 2013. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended June 30, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to June 3, 2008, reflect only the operations of Old Arno.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development includes employee costs, fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated office, insurance, depreciation, and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. The Company adjusts its accruals when actual costs become known. Costs related to the acquisition of technology rights for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2013 were approximately $4.6 million, compared to approximately $10.9 million as of December 31, 2012. Based on its resources at June 30, 2013 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through approximately the third quarter of 2013. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the third quarter of 2013, management can provide no assurances that the Company will be successful in raising sufficient funds.

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

June 30, 2013

(unaudited)

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

		For the Three Months Ended June 30,						For the Six Months Ended June 30,
		2013			2012			2013			2012
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(11,304,830)			$(275,306)			$(12,238,718)			$(2,843,937)

Basic and Diluted EPS
Loss available to common stockholders	$(11,304,830)	38,518,577	$(0.29)	$(275,306)	36,306,261	$(0.01)	$(12,238,718)	37,475,070	$(0.33)	$(2,843,937)	36,305,601	$(0.08)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

As of June 30, 2013, potentially dilutive securities include:

Warrants to purchase common stock	51,794,003
Options to purchase common stock	5,907,879
Total potentially dilutive securities	57,701,882

There were no potentially dilutive securities as of June 30, 2012.

For the three months ended June 30, 2013 and 2012, 58,330,500 and 14,968,048 options, warrants and convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of June 30, 2013 and 2012, respectively.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The Company will make the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is anticipated in the fourth quarter 2013. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement, Invivis will provide the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

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

AR-67 License Agreement

In January 2012, the Company received a notice from the University of Pittsburgh, (“Pitt”) claiming that the Company was in default under its license agreement relating to AR-67 for failure to pay a $250,000 annual license fee under the terms of that agreement and providing the Company with 60 days’ notice to remedy the default. On March 29, 2012, following the Company’s determination not to proceed with further development of AR-67, the Company agreed with Pitt to terminate the license agreement. In February 2013, Pitt commenced an action in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking damages of $250,000, plus interest and costs, based on its claim that the Company breached the license agreement by failing to pay the annual license fee. On March 28, 2013, the Company entered into a settlement agreement with Pitt pursuant to which the Company agreed to pay $235,000 in full satisfaction of all remaining obligations under the license agreement, which payment was made on April 2, 2013.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

6. CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

The following table reflects the debt discount for the 2012 Warrants and the embedded conversion feature of the Debentures at their fair values on issuance:

Issuance
Debentures, principal	14,857,200
2012 Warrant liability	(12,430,524)
Debenture conversion feature	(7,548,500)
(5,121,824)

The excess fair value over proceeds on the date of issuance of approximately $5.1 million was recorded in interest expense on the statement of operations on the issuance. As of June 30, 2013 and December 31, 2012, the Company recorded amortization on the debt discount of $1.9 million and $0.5 million, respectively, to interest expense.

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

On December 26, 2012, the Company filed a registration statement seeking to register 100% of the Registrable Securities. However, the SEC determined that the number of shares the Company was seeking to register exceeded the limitations imposed by the SEC under Rule 415, and the Company was thus unable to register a significant amount of the Registrable Securities. As a result of the SEC’s determination, the Company amended the registration statement to reduce the number of Registrable Securities covered thereby by including only the shares issuable upon exercise of the Series B Warrants. As amended, the registration statement was declared effective by the SEC on April 18, 2013. Accordingly, because a registration statement covering 100% of the Registrable Securities was not declared effective by March 26, 2013, the investors each became entitled to liquidated damages in the amount of 2% of their investment amount per month, payable on March 27, 2013 and on each monthly anniversary thereafter until the Registrable Securities may be traded pursuant to Rule 144. Because Rule 144 became available to the investors six months after the applicable closing date, the Company was required to pay the investors approximately three months’ of liquidated damages, or approximately $0.9 million in the aggregate.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

6. CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

On March 25, 2013, the Company and holders of approximately 80% of the principal amount of Debentures entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company shall issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) $0.30. Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 990,477 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended. On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 1,092,291 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

In May 2013, the Company determined that investors were entitled to additional liquidated damages arising from the issuance of convertible debt in 2012 in the amount of $288,674.  The Company has assessed that this amount should have been accrued in 2012 as part of the debt issuance. The Company determined that the impact of not reflecting this in 2012 is not material to the 2012 financial statements and has reflected this as interest expense in the first quarter of 2013.  This expense resulted in the issuance of additional shares to the investors and will thus be a non-cash charge. On May 27, 2013, the Company issued an aggregate of 962,245 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

In late March 2013, the Company sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of June 30, 2013, the Company had entered into such amendments with the holders of Debentures in the aggregate principal amount of $12,230,000. Assuming no additional Debenture holders elect to enter into such amendments, the Company will continue to make quarterly interest payments in cash of approximately $52,544 to the holders of Debentures in the aggregate principal amount of $2,627,200, less any conversions. The unpaid accrued interest of $244,600 per quarter will not be payable until the fourth quarter of 2015.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2013.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of June 30, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series A&B	$853,206	$-	$-	$853,206
Debenture conversion feature -2012	8,212,000	-	-	8,212,000
Warrant liability - 2012 placement agent	608,360	-	-	608,360
Warrant liability - 2012 Series A&B	12,727,669	-	-	12,727,669

Total	$22,401,235	$-	$-	$22,401,235

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized appreciation that relate to those liabilities held at June 30, 2013:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2012	$(3,705,472)
Purchases, sales and settlements:
Warrants and other derivatives issued	(20,521,554)
Total gains or losses:
Unrealized depreciation	2,806,750
Balance at January 1, 2013	(21,420,276)
Total gains or losses:
Unrealized appreciation	(980,959)
Balance at June 30, 2013	$(22,401,235)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

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

On May 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of 962,245 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

As of June 30, 2013, the Company had 39,453,675 shares of common stock issued and outstanding and an additional 165,512,665 shares of common stock reserved for issuance upon the exercise of outstanding options, warrants and convertible debentures.

Warrants

In accordance with the 2010 issuance of preferred stock, the Company issued two-and-one-half-year Class A warrants to purchase an aggregate of 1,221,920 shares of Series A Preferred Stock at an initial exercise price of $1.00 per share and five-year Class B warrants to purchase an aggregate of 6,415,080 shares of Series A Preferred Stock at an initial exercise price of $1.15 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.9 million and approximately $0.9 million at June 30, 2013 and December 31, 2012, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 1,221,920 Class A warrants expired during the six months ended June 30, 2013.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

8. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.50 per share and 18-month Series B warrants to purchase an aggregate of 49,524,003 shares of common stock at an initial exercise price of $0.30 per share. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the warrants, the exercise price will be adjusted based on the lower issuance price and the number of shares purchasable thereunder increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $12.7 million and $12.4 million at June 30, 2013 and December 31, 2012, respectively.

In connection with the 2012 offering of Debentures and Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 60,000 shares of common stock and five-year warrants to purchase an additional 2,270,000 shares of common stock at an initial exercise price of $0.33 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.6 million and $0.5 million at June 30, 2013 and December 31, 2012, respectively.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2013.

			Weighted
			Average
		Exercise	Exercise	Expiration		Warrants
Grant Date	Warrants Issued	Price	Price	Date	Exercised	Outstanding
09/03/2010	6,415,080	$0.56	$0.56	09/03/2015	-	6,415,080
09/03/2010	1,056,930	$1.10	$1.10	09/03/2015	-	1,056,930
11/26/2012	42,350,002	$0.30	$0.30	05/26/2014	-	42,350,002
12/18/2012	7,174,001	$0.30	$0.30	06/18/2014	-	7,174,001
11/26/2012	42,350,002	$0.50	$0.50	11/26/2017	-	42,350,002
11/26/2012	2,090,000	$0.33	$0.33	11/26/2017	-	2,090,000
12/18/2012	7,174,001	$0.50	$0.50	12/18/2017	-	7,174,001
12/18/2012	180,000	$0.33	$0.33	12/18/2017	-	180,000
	108,790,016		$0.41		-	108,790,016

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

9. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 2,990,655 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 7,000,000 shares. On January 14, 2013, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 7,562,210 shares. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of June 30, 2013, there are no remaining shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

During the three and six months ended June 30, 2013, the Company issued 1,413,500 and 50,000 stock options, respectively. The Company did not issue any stock options during the three and six months ended June 30, 2012. The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Expected volatility	96.0%	89 - 96%
Expected term	5 years	4 - 6 years
Dividend yield	0%	0%
Risk-free interest rate	0.77%	.0.77% - 0.89%
Stock price	$0.30	$0.30
Forfeiture rate	0.0%	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

9. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at June 30, 2013, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	901,290	5,778,866	$1.11
Shares authorized for issuance	562,210	-
Options granted under the Plan	(1,463,500)	1,463,500	$0.30
Options exercised	-	-	$-
Options forfeited	-	-	$-
Balance at June 30, 2013	-	7,242,366	$0.51	$292,894

Exercisable at June 30, 2013		4,659,667	$0.63	$105,759

The following table summarizes information about stock options outstanding at June 30, 2013:

	Outstanding			Exercisable

Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.30	5,907,879	6.06	$0.30	3,365,182	$0.30
$1.00	943,754	0.05	$1.00	903,752	$1.00
$2.42	299,066	0.01	$2.42	299,066	$2.42
$3.00	91,667	0.00	$3.00	91,667	$3.00
Total	7,242,366	6.11	$0.51	4,659,667	$0.63

Stock-based compensation costs under the Plan for the three and six months ended June 30, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through June 30, 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,		Period from
					August 1, 2005 (inception)
	2013	2012	2013	2012	through June 30, 2013

Research and development	$106,416	$84,057	$324,682	$112,814	$2,311,292
General and administrative	128,855	109,996	374,616	248,784	2,059,221

Total	$235,271	$194,053	$699,298	$361,598	$4,370,513

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

9. STOCK OPTION PLAN (Continued)

The fair value of options vested under the Plan was approximately $156,999 and $322,688 for the three months ended June 30, 2013 and 2012, respectively, approximately $544,804 and $329,669 for the six months ended June 30, 2013 and 2012, respectively and approximately $3,760,368 for the period from August 1, 2005 (inception) through June 30, 2013.

At June 30, 2013, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $912,176, which is expected to be recognized over a weighted-average vesting period of 1.6 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

10. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director of the Company and at the time also its President, Arie S. Belldegrun, the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the three and six months ended June 30, 2013, TRC billed the Company $67,974 and $144,126, respectively. For the three and six months ended June 30, 2012, TRC has billed the Company $63,210 and $132,825, respectively. For the period from inception to June 30, 2013, TRC has billed the Company a total of $1,887,366.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and six months ended June 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through June 30, 2013 services and reimbursed expenses totaled $74,595, $160,203, $70,522, $171,129, and $2,291,420, respectively. As of June 30, 2013, the Company had a payable to TRC of $27,874, which was paid in full during July 2013.

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

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Clarient Diagnostic Services, Inc. to develop a diagnostic product to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone. We have completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013. The IMPD was accepted on July 31, 2013. We have completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the second half of 2013.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We plan on supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies during the second half of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. In May 2009, the FDA accepted our IND for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as an improved formulation that has been shown to substantially increase bioavailability in preclinical models has been developed. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

We have no product sales to date and we will not generate any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, almost all of our development expenses have been incurred on each of our product candidates: Onapristone, AR-42, AR-12 and AR-67. As we proceed with the clinical development of our product candidates, primarily focusing our resources on onapristone and AR-42, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2013 and 2012 were approximately $0.7 million and $0.5 million, respectively. This increase of approximately $0.2 million over the same period in 2012 is primarily attributable to increased compensations costs, including stock-based compensation, of approximately $0.1 million to our CEO as result of a contractual increase in the CEO’s salary and additional expenses recognized from a new stock option grant and a re-pricing of his previous grants made during the first quarter of 2013. Additionally, there was an increase of approximately $0.1 million over the same period in 2012 as a result of increased legal and consulting fees associated with the Company’s active registration statement and amendments, including amendments with the Company’s convertible debenture holders being negotiated during the second quarter of 2013.

G&A expenses for the six months ended June 30, 2013 and 2012 were approximately $1.5 million and $1.2 million, respectively. This increase of approximately $0.3 million over the same period in 2012 is primarily attributable to increased compensation costs, including stock compensation expenses, of approximately $0.2 million to our CEO as result of a contractual increase in the CEO’s salary and additional expenses recognized from a new stock option grant and a re-pricing of his previous grants made during the first quarter of 2013. There were no new grants or re-pricings during the first six months of 2012. Additionally, there was an increase of approximately $0.1 million over the same period in 2012 as a result of increased legal and consulting fees associated with the Company’s active registration statement and amendments, including amendments with the Company’s convertible debenture holders being negotiated during the first and second quarters of 2013, with no such transactions during the same period of 2012.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2013 and 2012 were approximately $2.7 million and $2.3 million, respectively. The increase of approximately $0.4 million compared to the same period in 2012 is primarily due to expenses incurred developing onapristone, the rights to which we in-licensed during the first quarter of 2012. Onapristone-related costs for the three months ended June 30, 2013 were approximately $1.9 million, consisting of approximately $1.0 million on manufacturing activities, approximately $0.3 million on pre-clinical development activities and approximately $0.6 million on clinical development support services. For the three months ended June 30, 2012, we had only recently acquired the rights to onapristone and had spent approximately $0.5 million on initial preclinical development efforts and an approximately $0.5 million one-time initial license fee.

These increases of approximately $0.9 million related to onapristone development were partially offset by an approximately $0.3 million and approximately $0.2 million decreases in costs relating to our AR-42 and AR-12 programs, respectively. The AR-42 program cost decreases were driven primarily by the fact that during the three months ended June 30, 2012, AR-42 was still undergoing various preclinical studies and manufacturing activities that were completed by the end of 2012 and, therefore, no such development costs were incurred during the six months ended June 30, 2013.  The decrease in AR-12 costs over the three months ended June 30, 2012 was primarily due to the timing of Phase I clinical study which was actively enrolling during the second quarter 2012 and the last patient was enrolled during the first quarter of 2013.

R&D expenses for the six months ended June 30, 2013 and 2012 were approximately $5.7 million and $4.2 million, respectively. The increase of approximately $1.5 million compared to the same period in 2012 was primarily due to expenses incurred developing onapristone, the rights to which we in-licensed during the first quarter of 2012. There were significant increases in manufacturing and pre-clinical development activities of approximately $1.3 million and $0.7 million, respectively, compared to the six months ended June 30, 2012. These increases are primarily driven by the fact that we had only recently acquired the rights to onapristone during the first quarter of 2012 and we were just beginning our development efforts versus the same period in 2013 where there were significant development efforts ongoing as we prepare for clinical trial activities planned in the second half of 2013.

Additionally, we had an increase of approximately $0.2 million during the six months ended June 30, 2013, compared to the same period of 2012, in stock compensation costs relating to our R&D employees. During the first quarter of 2013, we granted new stock options and re-priced previously granted stock options, with no new grants or re-repricings during the same period of 2012.

These increases related to onapristone and stock compensation costs were partially offset by an approximately $0.2 million decrease in costs in each of our AR-67 and AR-42 programs. The decrease in AR-67 program costs was due to lower costs resulting from the termination of our AR-67 license agreement in late March of 2012. The AR-42 program cost decreases were driven primarily by the fact that during the six months ended June 30, 2012, AR-42 was still undergoing various preclinical studies that were completed by the end of 2012 and, therefore, no such development costs were incurred during the six months ended June 30, 2013.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and six months ended June 30, 2013 and 2012, as well as the cumulative amounts since we began development of each product candidate through June 30, 2013. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

					Cumulative
	Three Months Ended June 30,		Six Months Ended June 30,		amounts during
	2013	2012	2013	2012	development
Onapristone	$1,910,914	$1,039,428	$3,814,704	$1,867,784	$8,317,515
AR-42	38,231	386,413	256,860	593,042	5,240,069
AR-12	201,683	373,307	403,657	505,610	10,077,394
Former R&D Programs	13,627	28,816	24,660	287,827	8,107,295
Unallocated R&D	577,301	513,128	1,234,906	964,422	10,837,722
Total	$2,741,756	$2,341,092	$5,734,787	$4,218,685	$42,579,995

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic product to identify patients who express activated progesterone and therefore may benefit from treatment with onapristone. We have completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013.  The IMPD was accepted on July 31, 2013.  We have completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the second half of 2013. Based on our current development plans for onapristone, we anticipate spending approximately $9.0 million on external development costs during the fiscal year 2013.

AR-42.  We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins.  AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia. We plan on supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies during the second half of 2013.  In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-42, we anticipate spending approximately $0.5 million on external development costs during the fiscal year 2013.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12.  We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma.  The Phase I study of AR-12 was originally designed to be conducted in two parts.  The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12.  We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations.  We will not be moving forward with the Expansion Phase of this study as a novel and improved formulation that has shown to increase the bioavailability in preclinical models has been developed. During the first quarter 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-12, we anticipate spending approximately $0.7 million on external development costs during the fiscal year 2013.

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

Interest Income. Interest income for the three months ended June 30, 2013 and 2012 was $2,932 and $1,852 respectively. The increase in interest income compared to the same period in 2012 is primarily due to higher average cash balances held during 2013 compared to the same period of 2012, as a result of our fourth quarter 2012 convertible debenture financing proceeds.

 Interest income for the six months ended June 30, 2013 and 2012 was $6,992 and $5,240 respectively. The increase in interest income compared to the same period in 2012 is primarily due to higher average cash balances held during 2013 compared to the same period of 2012, as a result of our fourth quarter 2012 convertible debenture financing proceeds.

Interest Expense. Interest expense for the three months ended June 30, 2013 and 2012 was approximately $1.9 million and $0, respectively. The increase in interest expense compared to the same period in 2012 is a result of interest charged on our approximately $14.9 million fourth quarter 2012 convertible debenture financing and the related fees incurred completing the transaction, which are charged to interest expense over the expected term of the debentures.

 Interest expense for the six months ended June 30, 2013 and 2012 was approximately $4.0 million and $0, respectively. The increase in interest expense compared to the same period in 2012 is a result of interest charged on our approximately $14.9 million fourth quarter 2012 convertible debenture financing and the related fees incurred completing the transaction, which are charged to interest expense over the expected term of the debentures.

In May 2013, we became aware that the investors in our 2012 offering of convertible debentures and warrants were entitled to additional liquidated damages in the amount of $288,674, which amount should have been accrued in 2012 as part of the debt issuance. We determined that the impact of not reflecting this in 2012 was not material to the 2012 financial statements and instead reflected this as interest expense in the first quarter of 2013. This expense resulted in the issuance on May 27, 2013, of 962,245 additional shares to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement dated November 26, 2012, as amended, between us and the investors. As such, the amount of the expense was a non-cash charge.

Other Income (Expense). Other expense for the three months ended June 30, 2013 was approximately $6.0 million compared to other income of approximately $2.6 million for the three months ended June 30, 2012. During the three months ended June 30, 2013, there was an increase of approximately $6.0 million to Company’s derivative liabilities driven by an increased stock price assumption in the warrant valuation model. During the three months ended June 30, 2012, there was a decrease to the Company’s derivative liabilities of approximately $2.6 million driven by a decrease in the Company’s stock price during the second quarter of 2012.

Other expense for the six months ended June 30, 2013 was approximately $1.0 million compared to other income of approximately $2.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, there was an increase of approximately $1.0 million to Company’s derivative liabilities driven by an increased stock price assumption in the warrant valuation model. During the six months ended June 30, 2012, there was a decrease to the Company’s derivative liabilities of approximately $2.5 million driven by a decrease in the Company’s stock price during the second quarter of 2012.

Liquidity and Capital Resources

  The following table summarizes our liquidity and capital resources as of June 30, 2013 and December 31, 2012 and our net changes in cash and cash equivalents for the six months ended June 30, 2013 and 2012 (the amounts stated are expressed in thousands):

Liquidity and capital resources	June 30, 2013	December 31, 2012
Cash and cash equivalents	$4,554	$10,943
Working Capital	$1,856	$7,901
Stockholders' (deficit) equity	$(22,879)	$(12,266)

	Six Months Ended June 30,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(6,389)	$(4,622)
Investing activities	-	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(6,389)	$(4,622)

Our total cash resources as of June 30, 2013 were approximately $4.6 million compared to approximately $10.9 million as of December 31, 2012. As of June 30, 2013, we had approximately $29.0 million in liabilities (of which approximately $25.7 million represented convertible debentures and non-cash derivative liabilities), and approximately $1.9 million in net working capital. We incurred a net loss of approximately $12.2 million and had negative cash flow from operating activities of $6.4 million for the six months ended June 30, 2013. Since August 1, 2005 (inception) through June 30, 2013, we have incurred an aggregate net loss of approximately $62.1 million, while negative cash flow from operating activities has amounted to $44.5 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through June 30, 2013, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations through approximately the third quarter of 2013. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

License Agreement Commitments

Onapristone License Agreement

Our rights to onapristone are governed by a license agreement with Invivis dated February 13, 2012. Under this agreement, we hold an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides us with worldwide commercial rights to onapristone with the exception of France, although under the license agreement we have an option to acquire French commercial rights from Invivis by providing notice to Invivis and making a cash payment.

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

On January 12, 2012, we received a notice from Pitt, demanding payment of $250,000 in satisfaction of an annual license fee owed under the license agreement and providing us with 60 days’ notice to remedy the default.. As of December 31, 2012, we had accrued for the outstanding annual license fee of $250,000. On March 28, 2013, we and Pitt agreed to a settlement of Pitt’s outstanding claim against us for the $250,000 annual license fee in exchange for our payment of $235,000 in full satisfaction of all remaining obligations under the license agreement, which payment was made April 2, 2013.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2013.

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

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011 and during the six months ended June 30, 2013 (no stock options were granted during the year ended December 31, 2012). In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

We are in immediate need of additional capital to fund our operations. As of June 30, 2013, we only had approximately $4.5 million in cash and cash resources, and net working capital of approximately $1.9 million. During the six months ended June 30, 2013, we had negative cash flow from operating activities of $6.4 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our current development plans, we believe our existing cash resources are sufficient only to fund our operations through approximately the third quarter of 2013. As a result, our financial statements reflect substantial uncertainty about our ability to continue as a going concern.  Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

On each of March 27, 2013, April 26, 2013, and May 28, 2013, the Company issued 990,477, 1,092,291 and 962,245 shares of its common stock (the “Liquidated Damages Shares”), respectively, to the investors in its 2012 private placement of Debentures and Warrants in satisfaction of liquidated damages under the Registration Rights Agreement dated November 26, 2012, as amended, among the Company and such investors. The issuance of the Liquidated Damages Shares to the investors, each of whom is an “accredited investor,” constituted a private placement under Section 4(2) of the Securities Act, in accordance with Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through June 30, 2013, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, and (v) Notes to Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 14, 2013	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Scott L. Navins
Scott L. Navins
Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through June 30, 2013, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and for the period from August 1, 2005 (inception) through June 30, 2013, and (v) Notes to Condensed Financial Statements.*

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

