Form 10-Q
period 2013-09-30
Arno Therapeutics, Inc
filed 2013-11-14
CIK 1195116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 12, 2013, there were  20,370,331 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

NOTE REGARDING REVERSE STOCK SPLIT

Effective as of the close of business on October 29, 2013, the Company amended its Certificate of Incorporation to effect a combination of its outstanding Common Stock at a ratio of one-for-eight (the “Reverse Stock Split”). No fractional shares were issued as a result of the Reverse Stock Split, but instead stockholders received cash in lieu of any fractional shares to which they would otherwise have been entitled, based upon the last sale price of the Common Stock on October 29, 2013, as reported on the OTQB of the OTC Markets. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.  All stock options and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

PART I — FINANCIAL INFORMATION
Item 1.       Financial Statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,540,673	$10,943,437
Prepaid expenses and other current assets	67,681	203,516

Total current assets	1,608,354	11,146,953

Property and equipment, net	14,816	24,837
Deferred financing fees	1,292,143	1,709,530
Security deposit	10,455	10,455

Total assets	$2,925,768	$12,891,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,502,288	$1,553,154
Accrued expenses and other current liabilities	842,221	1,652,159
Due to related party	28,685	28,268
Deferred rent	9,212	12,711

Total current liabilities	3,382,406	3,246,292

Convertible debentures, net	4,702,994	491,039
Accrued interest	733,800	-
Derivative liabilities	20,436,401	21,420,276

Total liabilities	29,255,601	25,157,607

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized,
4,932,200 and 4,545,618 shares issued and outstanding	3,921	3,611
Additional paid-in capital	39,485,083	37,631,339
Deficit accumulated during the development stage	(65,818,837)	(49,900,782)

Total stockholders' (deficit) equity	(26,329,833)	(12,265,832)

Total liabilities and stockholders' (deficit) equity	$2,925,768	$12,891,775

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
					Period from
	Three months ended September 30,		Nine months ended September 30,		August 1, 2005
					(inception) to
	2013	2012	2013	2012	September 30, 2013
Operating expenses:
Research and development	$3,168,607	$2,067,857	$8,903,394	$6,286,542	$45,748,602
General and administrative	617,826	531,431	2,137,673	1,685,613	11,480,285

Total operating expenses	3,786,433	2,599,288	11,041,067	7,972,155	57,228,887

Loss from operations	(3,786,433)	(2,599,288)	(11,041,067)	(7,972,155)	(57,228,887)

Other (expense) income:
Interest income	1,362	658	8,353	5,898	422,473
Interest expense	(1,858,539)	-	(5,876,148)	-	(13,497,276)
Other (expense) income	1,964,273	(416,010)	990,807	2,107,679	4,484,853

Total other (expense) income	107,096	(415,352)	(4,876,988)	2,113,577	(8,589,950)

Net loss	$(3,679,337)	$(3,014,640)	$(15,918,055)	$(5,858,578)	$(65,818,837)

Net loss per share - basic and diluted	$(0.75)	$(0.66)	$(3.34)	$(1.29)

Weighted-average shares outstanding
-basic and diluted	4,932,064	4,541,868	4,767,851	4,539,432

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2013
(unaudited)

						DEFICIT
						ACCUMULATED
					ADDITIONAL	DURING THE	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	1,246,100	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	1,246,100	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	1,246,100	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement,
net of issuance costs of $141,646	-	-	920,086	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	245,292	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	137,525	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	2,549,003	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	2,500	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	2,551,503	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private
placement, net of issuance costs of $1,299,770	1,909,250	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with
convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in
connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	1,909,250	1,527	2,551,503	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(1,909,250)	(1,527)	1,909,250	1,527	-	-	-

Issuance of stock dividend in connection
with conversion of preferred stock	-	-	39,884	32	(32)	-	-

Grant of restricted shares	-	-	31,250	-	115,168	-	115,168

Stock option exercise	-	-	6,231	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	4,538,118	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to
placement agent agreement	-	-	7,500	6	43,494	-	43,500

Net loss, year ended December 31, 2012	-	-	-	-	-	(14,387,782)	(14,387,782)

Balance at December 31, 2012	-	-	4,545,618	3,611	37,631,339	(49,900,782)	(12,265,832)

Stock based compensation for services	-	-	-	-	926,250	-	926,250

Issuance of common shares in lieu of
liquidated damages	-	-	380,627	305	913,205	-	913,510

Issuance of common shares upon debenture conversion	-	-	5,956	5	14,289	-	14,294

Net loss, nine months ended September 30, 2013	-	-	-	-	-	(15,918,055)	(15,918,055)

Balance at September 30, 2013	-	$-	4,932,200	$3,921	$39,485,083	$(65,818,837)	$(26,329,833)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
	Nine months ended September 30,		August 1, 2005 (inception) to
	2013	2012	September 30, 2013
Cash flows from operating activities
Net loss	$(15,918,055)	$(5,858,578)	$(65,818,837)

Adjustment to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	10,021	10,412	125,001
Stock-based compensation	926,250	543,154	4,597,465
Change in fair value of derivative liability	(983,875)	(2,105,979)	(3,425,574)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(3,499)	6,251	9,212
Loss on disposal of assets	-	-	5,357
Noncash interest expense	6,303,700	-	12,871,214

Changes in operating assets and liabilities
Prepaid expenses and other current assets	135,835	(5,945)	(67,681)
Security deposit	-	-	(10,455)
Accounts payable	949,134	1,496,276	2,502,288
Accrued expenses	(800,486)	(110,205)	257,385
Due to related party	417	(60,098)	28,685

Net cash used in operating activities	(9,380,558)	(6,084,712)	(47,537,024)

Cash flows from investing activities
Purchase of property and equipment	-	-	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	-	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of common stock in private placement, net	-	-	17,690,037
Deferred financing fees paid	(22,206)	-	(1,239,551)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	-	14,857,200
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	(22,206)	-	49,262,996

Net increase (decrease) in cash and cash equivalents	(9,402,764)	(6,084,712)	1,540,673
Cash and cash equivalents at beginning of period	10,943,437	6,678,344	-

Cash and cash equivalents at end of period	$1,540,673	$593,632	$1,540,673

Supplemental schedule of cash flows information:

Cash paid for interest	$157,284	$-	$342,318

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$14,293	$-	$14,293
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$913,510	$-	$913,510
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$28,500	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) develops innovative drug candidates intended to treat patients with cancer. The following is a summary of the Company’s product development pipeline:

⋅
Onapristone – Onapristone is an anti-progestin hormone blocker that has been shown to have anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company has engaged Leica Biosystems and Clarient Diagnostic Services, Inc. to perform a feasibility study leading to the development of a immunohistochemistry based diagnostic test to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone and to perform the interpretation/analysis of tumor samples with the developed diagnostic test.. The Company completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013 to support a pharmacokinetic/food effect study. The IMPD was accepted on July 31, 2013. The study subject accrual and analysis of the pharmacokinetic/food effect study has been completed. The company submitted an IMPD to support the conduct of a phase I study in patients with progesterone receptor expressing cancers during the third quarter of 2013. The Company has completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the fourth quarter of 2013.  The Company is also investigating onapristone as a potential treatment for patients with prostate cancer and has begun pre-clinical toxicology studies to enable the submission of an IMPD or IND during the fourth quarter of 2013 with the intent of conducting a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during the first quarter of 2014.

⋅
AR-42 – AR-42 is an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which is currently closed to accrual and is being amended to include additional patients with solid tumors at the recommended phase 2 dose. The Company is also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that has been initiated during the third quarter of 2013.

⋅
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
September 30, 2013
(unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through September 30, 2013, its efforts have been principally devoted to developing its licensed technologies, recruiting personnel, establishing office facilities, and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $65.8 million at September 30, 2013. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 3, 2008, reflect only the operations of Old Arno.

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
September 30, 2013
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

Reverse Stock Split

Effective as of the close of business on October 29, 2013, the Company amended its Amended and Restated Certificate of Incorporation to effect a combination (“Reverse Stock Split”) of the Common Stock at a ratio of one-for-eight.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2013 were approximately $1.5 million, compared to approximately $10.9 million as of December 31, 2012. Based on its resources at September 30, 2013, together with the net proceeds from the Company’s issuance and sale of common stock and warrants pursuant to a Securities Purchase Agreement dated October 29, 2013 among the Company and the investors identified therein (the “2013 Purchase Agreement”) (see Note 11), and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the fourth quarter of 2014. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the fourth quarter of 2014, management can provide no assurances that the Company will be successful in raising sufficient funds.

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant.  In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2013			2012			2013			2012
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net loss	$(3,679,337)			$(3,014,640)			$(15,918,055)			$(5,858,578)

Basic and Diluted EPS
Loss available to common stockholders	$(3,679,337)	4,932,064	$(.75)	$(3,014,640)	4,541,868	$(0.66)	$(15,918,055)	4,767,851	$(3.34)	$(5,858,578)	4,539,432	$(1.29)

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

As of September 30, 2013, potentially dilutive securities include:

September 30, 2013

Warrants to purchase common stock	6,474,250
Options to purchase common stock	738,485
Total potentially dilutive securities	7,212,735

There were no potentially dilutive securities as of September 30, 2012.

For the three months ended September 30, 2013 and 2012, 7,288,812 and 1,871,006 options, warrants and convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of September 30, 2013 and 2012, respectively.

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Onapristone License Agreement

The Company’s rights to onapristone are governed by a license agreement with Invivis Pharmaceuticals, Inc. (“Invivis”), dated February 13, 2012. Under this agreement, the Company holds an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides the Company with worldwide rights to develop and commercialize onapristone with the exception of France; provided, however, that the Company has an option to acquire French commercial rights from Invivis upon notice to Invivis together with additional consideration.

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
September 30, 2013
(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and the Company made a $150,000 payment to Invivis during October 2013. The Company will make its next milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is anticipated in the fourth quarter 2013. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement which expires in February 2014, Invivis provides the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833, recorded as a component of research and development expense on the statements of operations.

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

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12. The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company does not expect to be required to make any milestone payments under these license agreements during 2013 or 2014.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

6. CONVERTIBLE DEBENTURES

On November 26, 2012, the Company entered into a Securities Purchase Agreement, with a number of institutional and accredited investors (as amended, the “2012 Purchase Agreement”) pursuant to which the Company sold in a private placement an aggregate principal amount of $14,857,200 of three-year 8% Senior Convertible Debentures("the Debentures"). In accordance with the 2012 Purchase Agreement, the Company also issued five-year Series A warrants to purchase an aggregate of 6,190,500 shares of common stock at an initial exercise price of $4.00 per share (the “Series A Warrants”) and 18-month Series B warrants to purchase an aggregate of 6,190,500 shares of common stock at an initial exercise price of $2.40 per share (the “Series B Warrants” and together with the Series A Warrants, the “2012 Warrants”). The sale of the Debentures and 2012 Warrants, which occurred in two closings on November 26, 2012 and December 18, 2012, resulted in aggregate gross proceeds of approximately $14.9 million, before deducting placement agent fees and other transaction-related expenses of approximately $1.2 million. The 2012 Warrants were valued at $12,430,524 on issuance and recorded as a debt discount (see Note 7).

The conversion price of the Debentures was subject to a “full-ratchet” anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the Debentures, the applicable conversion price will be reduced to the price per share applicable to such new issuance. However, after such time as the Company has raised at least $12 million in subsequent equity financings, the conversion price of the Debentures will be subject to a customary weighted-average price adjustment with respect to new issuances. This conversion feature of the Debentures is considered an embedded derivative and was accounted for separately from the Debentures and was valued at $7,548,500 on issuance and recorded as a debt discount (see Note 7).

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

6. CONVERTIBLE DEBENTURES (Continued)

The following table reflects the debt discount for the 2012 Warrants and the embedded conversion feature of the Debentures at their fair values on issuance:

Issuance
Debentures, principal	14,857,200
2012 Warrant liability	(12,430,524)
Debenture conversion feature	(7,548,500)
(5,121,824)

The excess fair value over proceeds on the date of issuance of approximately $5.1 million was recorded in interest expense on the statement of operations on the issuance. As of September 30, 2013 and December 31, 2012, the Company recorded amortization on the debt discount of $4.7 million and $0.5 million, respectively, to interest expense.

Pursuant to the terms of a Conversion Agreement dated October 29, 2013 (see Note 11), among the Company and the holders of the Debentures, all principal and accrued and unpaid interest owing under the Debentures was converted into shares of the Company’s common stock at a price of $2.40 per share. In addition, in consideration for their agreement to convert the Debentures, the Company agreed to pay to each holder an additional amount representing 12 months accrued interest on the outstanding principal amount of such holder’s Debenture, which amount was satisfied by the issuance of shares of common stock at a price of $2.40 per share. The Company issued an aggregate of approximately 6.2 million shares of common stock in satisfaction of its obligations under the Debentures

Pursuant to the terms of a Registration Rights Agreement entered into on November 26, 2012 in connection with the 2012 Purchase Agreement, the Company agreed to file a registration statement under the Securities Act of 1933, as amended, covering the resale of: (i) 100% of the shares of common stock issuable as payment of accrued interest under the Debentures and upon exercise of the Series A Warrants; and (ii) 150% of the shares of common stock issuable upon conversion of the Debentures and upon exercise of the Series B Warrants (collectively, the “Registrable Securities”). The Company further agreed to cause such registration statement to be filed within 30 days following the date of the Registration Rights Agreement, or by December 26, 2012, and to cause such registration statement to be declared effective within 60 days following the date of the Registration Rights Agreement, or by January 25, 2013, or, if the registration statement was subject to review by the SEC, to cause such registration statement to be declared effective within 120 days following the date of the Registration Rights Agreement, or by March 26, 2013. If such registration statement, covering 100% of the Registrable Securities, was not declared effective by the SEC by the applicable date, the Company agreed to pay liquidated damages to the investors in the amount of 2% of each investor’s aggregate investment amount per month until the registration statement is declared effective or until such earlier time as the Registrable Securities may be traded pursuant to Rule 144.

On December 26, 2012, the Company filed a registration statement seeking to register 100% of the Registrable Securities. However, the SEC determined that the number of shares the Company was seeking to register exceeded the limitations imposed by the SEC under Rule 415, and the Company was thus unable to register a significant amount of the Registrable Securities. As a result of the SEC’s determination, the Company amended the registration statement to reduce the number of Registrable Securities covered thereby by including only the shares issuable upon exercise of the Series B Warrants. As amended, the registration statement was declared effective by the SEC on April 18, 2013. Accordingly, because a registration statement covering 100% of the Registrable Securities was not declared effective by March 26, 2013, the investors each became entitled to liquidated damages in the amount of 2% of their investment amount per month, payable on March 27, 2013 and on each monthly anniversary thereafter until the Registrable Securities may be traded pursuant to Rule 144. Because the Registrable Securities could be resold by their holders under Rule 144 six months after the applicable closing date under the 2012 Purchase Agreement, the Company was required to pay the investors approximately three months’ of liquidated damages, or approximately $0.9 million in the aggregate recorded as a component of interest expense on the statements of operations.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

6. CONVERTIBLE DEBENTURES (Continued)

On March 25, 2013, the Company and holders of approximately 80% of the principal amount of Debentures entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company agreed to issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) $2.40. Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of approximately 123,809 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended. On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of approximately 136,536 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

In May 2013, the Company determined that investors were entitled to additional liquidated damages arising from the issuance of convertible debt in 2012 in the amount of $288,674. The Company has assessed that this amount should have been accrued in 2012 as part of the debt issuance. The Company determined that the impact of not reflecting this in 2012 is not material to the 2012 financial statements and has reflected this as interest expense in the first quarter of 2013. This expense resulted in the issuance of additional shares to the investors and will thus be a non-cash charge. On May 27, 2013, the Company issued an aggregate of approximately 120,280 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

In March 2013, the Company sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of September 30, 2013, there was an aggregate of $733,800 of accrued and unpaid interest outstanding under the Debentures.

In connection with the Company’s recent financing (See Note 11) all of the accrued interest on the Debentures were converted into approximately 0.3 million shares of common stock on October 29, 2013.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2013.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability - 2010 Series B	$346,414	$-	$-	$346,414
Debenture conversion feature -2012	5,403,000	-	-	5,403,000
Warrant liability - 2012 placement agent	374,550	-	-	374,550
Warrant liability - 2012 Series A&B	14,312,437	-	-	14,312,437

Total	$20,436,401	$-	$-	$20,436,401

The fair value of these derivative liabilities was estimated by management using a third party valuation report. The third-party estimated the value of the warrants using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. The changes in the fair value of these derivative liabilities are estimated quarterly after issuance and are recorded in other income (expense) on the statements of operations.

Significant assumptions used at September 30, 2013 and December 31, 2012for the warrants and embedded conversion discount derivative liability of the Debentures are as follows:

	September 30, 2013	December 31, 2012

Weighted average term	0.7 - 4.2 years	0.2 - 5.0 years
Volatility	178%	200%
Risk-free interest rate	1.39%	1.05%

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at September 30, 2013:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Warrant Liability
Balance at January 1, 2012	$(3,705,472)
Purchases, sales and settlements:
Warrants and other derivatives issued	(20,521,554)
Total gains or losses:
Unrealized depreciation	2,806,750
Balance at January 1, 2013	(21,420,276)
Total gains or losses:
Unrealized depreciation	983,875
Balance at September 30, 2013	$(20,436,401)

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

8. STOCKHOLDERS’ EQUITY

Common Stock

On November 21, 2012, the Company amended its Amended & Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 80,000,000 shares to 500,000,000 shares.

On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of approximately  123,809 shares of common stock to the investors in lieu of an aggregate cash payment of $297,144, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended.

On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of approximately 136,536 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

On May 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued an aggregate of approximately 120,280 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

As of September 30, 2013, the Company had 4,932,200 shares of common stock issued and outstanding and approximately 20,686,092 shares of common stock reserved for issuance upon the exercise of outstanding options, warrants and convertible debentures.

The Company amended its Amended & Restated Certificate of Incorporation, effective as of October 29, 2013, to effect a combination of its common stock at a ratio of 1-for-8 (the “Reverse Split”). The Reverse Split was effective immediately prior to the entry into the Purchase Agreement (see Note 11). The Reverse Split was previously authorized by the stockholders of the Company on November 10, 2010.

As a result of the Reverse Split, all references to our common stock, stock options and warrants and other securities convertible into our common stock, and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-8 reverse stock split of our common stock.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year "Class A" warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 201 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.3 million and approximately $0.9 million at September 30, 2013 and December 31, 2012, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,704 shares of common stock, expired during the nine months ended September 30, 2013.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

8. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately  6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $14.3 million and $12.4 million at September 30, 2013 and December 31, 2012, respectively.

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.4 million and $0.5 million at September 30, 2013 and December 31, 2012, respectively.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2013.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding

09/03/2010	801,885	$4.52	$4.52	09/03/2015	-	801,885
09/03/2010	132,116	$8.80	$8.80	09/03/2015	-	132,116
11/26/2012	5,293,750	$2.40	$2.40	05/26/2014	-	5,293,750
12/18/2012	896,750	$2.40	$2.40	06/18/2014	-	896,750
11/26/2012	5,293,750	$4.00	$4.00	11/26/2017	-	5,293,750
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	896,750	$4.00	$4.00	12/18/2017	-	896,750
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
	13,598,752		$3.32		-	13,598,752

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

9. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 373,831 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors (the “Board”) approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 875,000 shares. On January 14, 2013, the Company’s Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 945,276 shares. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

The Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years.

As of September 30, 2013, there are 2,500 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards. The Plan was amended on October 7, 2013, to increase the number of shares of common stock authorized for issuance thereunder to 11,155,295 (see Note 11). The Company issues unissued shares to satisfy stock options, warrants exercises and restricted stock awards.

There were no options granted during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company issued 182,937 stock options. The Company did not grant any stock options during the three months ended September 30, 2012. The Company did not grant any stock options during the three and nine months ended September 30, 2012. The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2013:

Nine Months Ended
September 30, 2013
Expected volatility	89 - 96%
Expected term	4 - 6 years
Dividend yield	0%
Risk-free interest rate	0.77 - 0.89%
Stock price	$2.40
Forfeiture rate	0.0%

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

9. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at September 30, 2013, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	112,661	722,358	$8.88
Shares authorized for issuance	70,276	-
Options granted under the Plan	(182,938)	182,938	$2.40
Options exercised	-	-	$-
Options forfeited	2,500	(2,500)	$-
Balance at September 30, 2013	2,500	902,796	$4.05	$878,682

Exercisable at September 30, 2013		614,916	$4.78	$539,227

The following table summarizes information about stock options outstanding at September 30, 2013:

	Outstanding			Exercisable
		Weighted- Average
		Remaining	Weighted-		Weighted-
Exercise		Contractual Life	Average		Average
Price	Shares	(Years)	Exercise Price	Shares	Exercise Price
$2.40	738,485	6.59	$2.40	455,606	$2.40
$8.00	117,969	0.56	$8.00	112,968	$8.00
$19.36	37,383	0.19	$19.36	37,383	$19.36
$24.00	8,959	0.01	$24.00	8,959	$24.00
Total	902,796	5.96	$4.05	614,916	$4.78

Stock-based compensation costs under the Plan for the three and nine months ended September 30, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through September 30, 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,		Period from August 1, 2005 (inception)
	2013	2012	2013	2012	through September 30, 2013
Research and development	$107,343	$84,957	$432,025	$197,771	$2,418,635
General and administrative	119,609	96,600	494,225	345,383	2,178,830

Total	$226,952	$181,557	$926,250	$543,154	$4,597,465

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

9. STOCK OPTION PLAN (Continued)

The fair value of options vested under the Plan was approximately $147,080 and $117,228 for the three months ended September 30, 2013 and 2012, respectively, approximately $691,884 and $446,897 for the nine months ended September 30, 2013 and 2012, respectively and approximately $3,907,447 for the period from August 1, 2005 (inception) through September 30, 2013.

At September 30, 2013, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $954,680, which is expected to be recognized over a weighted-average vesting period of 1.3 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

10. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.  The services agreement with TRC expired on April 1, 2011 and until a new agreement is in place, TRC is billing the Company for actual hours worked on a monthly basis.  For the three and nine months ended September 30, 2013, TRC billed the Company $73,723 and $217,849, respectively. For the three and nine months ended September 30, 2012, TRC has billed the Company $66,806 and $199,631, respectively. For the period from inception to September 30, 2013, TRC has billed the Company a total of $1,961,090.

On occasion, some of the Company’s expenses are paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the three and nine months ended September 30, 2013 and 2012 and for the period from August 1, 2005 (inception) through September 30, 2013 services and reimbursed expenses totaled $82,188, $242,391, $76,240, $247,369, and $2,373,608, respectively. As of September 30, 2013, the Company had a payable to TRC of $28,685, which was paid in full during the fourth quarter 2013.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

11. SUBSEQUENT EVENTS

Amendment to 2005 Stock Option Plan

On October 7, 2013, the Company’s  Board of Directors adopted an amendment to the Company’s 2005 Plan, as amended that increased the number of shares of common stock authorized for issuance thereunder from 945,276 to 11,155,295.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

11. SUBSEQUENT EVENTS (Continued)

Management Stock Option Awards

On October 7, 2013, the Board approved a planto grant 10-year stock options under the 2005 Plan to each of Glenn Mattes, the Company’s President and Chief Executive Officer, Alexander Zukiwski, M.D., the Company’s Chief Medical Officer, and Stefan Proniuk, Ph.D., the Company’s Vice President, Product Development, to purchase 5.5%, 4.5% and 0.65%, respectively, of the number of shares issued by the Company upon the conversion of the Debentures (the “Management Options”). The effective grant date of the Management Options was November 4, 2013, following the complete conversion of the Debentures pursuant to the Conversion Agreement, and the exercise price was fixed at $2.40 per share, reflecting the fair market value of the common stock. The total number of shares subject to the Management Options granted to Mr. Mattes, Dr. Zukiwski and Dr. Proniuk was 386,697, 314,582 and 45,701 shares, respectively. The right to purchase the shares subject to the Management Options will vest in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital).

Non-Employee Director Compensation

On October 7, 2013, the Board also adopted a standard compensation plan applicable to its non-employee directors (the “Director Compensation Plan”), pursuant to which the Company’s non-employee directors are entitled to cash and equity-based compensation for their services as directors of the Company.Further, on November 4, 2013, and in accordance with the Director Compensation Plan, the Board granted to each non-employee director, 10-year stock options under the 2005 Plan to purchase, at an exercise price of $2.40 per share, a number of shares of Common Stock equal to 0.10% of the then outstanding shares of Common Stock determined on a fully-diluted basis (i.e., assuming the issuance of all shares issuable upon the exercise or conversion of the Company’s outstanding options, warrants or other rights to acquire Common Stock, but excluding all shares reserved for issuance under the 2005 Plan (“Fully-Diluted Basis”)); provided, that the Company’s Chairman of the Board shall instead be granted a stock option to purchase 0.20% of the outstanding shares of Common Stock determined on a Fully-Diluted Basis (collectively the “Director Options”).

In addition to the Director Options described above, on November 4, 2013, the Board made one-time grants of 10-year stock options to Arie Belldegrun, M.D., the Company’s Chairman of the Board, and Steven Ruchefsky, to purchase a number of shares of Common Stock equal to 5.0% and 0.2%, respectively, of the shares of Common Stock outstanding on the effective date of such grant, determined on a Fully-Diluted Basis. Such options are subject to the same terms and conditions applicable to the Director Options.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

11. SUBSEQUENT EVENTS (Continued)

Securities Purchase Agreement

On October 29, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company sold and the Purchasers purchased, an aggregate of 12,868,585 units of the Company’s securities (the “Units”), with each Unit consisting of the following:

(i)
either (a) one share of common stock (each a “Share,” and collectively, the “Shares”), or (b) a five-year common stock warrant to purchase one share of common stock (collectively, the “Series C Warrant Shares”) at an exercise price of $0.01 per share (collectively, the “Series C Warrants”);

(ii)	a five-year warrant to purchase one share of common stock (collectively, the “Series D Warrant Shares”) at an exercise price of $4.00 per share (collectively, the “Series D Warrants”); and

(iii)
a warrant, expiring on October 31, 2014, to purchase one share of common stock (collectively, the “Series E Warrant Shares,” and together with the Series C Warrant Shares and the Series D Warrant Shares, the “Warrant Shares”) at an exercise price of $2.40 per share (collectively, the “Series E Warrants,” and together with the Series C Warrants and the Series D Warrants, the “2013 Warrants”).

The Company sold and issued 8,413,354 Units consisting of Shares, Series D Warrants and Series E Warrants at a purchase price of $2.40 per Unit, and 4,455,231 Units consisting of Series C Warrants, Series D Warrants and Series E Warrants at a purchase price of $2.39 per Unit, for total gross proceeds to the Company of $30.84 million, before deducting fees and other transaction related expenses of approximately $750,000. A closing of the sale of 12,826,752 Units was completed on October 29, 2013, and the sale of the remaining 41,833 Units was completed on October 30, 2013.

The Purchase Agreement contains customary representations, warranties and covenants by each of the Company and the Purchasers. In addition, the Purchase Agreement provides that each Purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by the Company for a period of 18 months following the effective date of the Registration Statement (defined below under “—Registration Rights Agreement”).

Terms of the 2013 Warrants

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. The Series D Warrants may be redeemed by the Company at a price of $0.01 per Warrant Share if, in addition to certain other conditions specified in such 2013 Warrants, for a period of 10 consecutive trading days following the effective date of a Securities Act registration statement covering the resale of the 2013 Warrant shares, the volume-weighted average price is at least $12.00 and the average daily trading volume of the common stock is at least 100,000 shares on each day during such 10-day period (in each case, subject to adjustment for stock splits, combinations and similar recapitalization events).

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

11. SUBSEQUENT EVENTS (Continued)

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Registration Rights Agreement

Contemporaneously with the entry into the Purchase Agreement, and as contemplated thereby, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before December 30, 2013 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares and Warrant Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). If the Company does not file the Registration Statement by the Filing Date or obtain its effectiveness by the Effectiveness Date, then the Company is required to pay liquidated damages to the Purchasers in an amount equal to 1% of the aggregate purchase price paid by such Purchaser for the Units per month until the Registration Statement is filed or declared effective, as applicable, subject to a maximum of 10% of the aggregate purchase price paid by each Purchaser for the Units. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner of- sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

Conversion of 2012 Debentures

On October 29, 2013, the Company also entered into a Conversion Agreement (the “Conversion Agreement”) with all of the holders (the “Holders”) of its Debentures issued on November 26, 2012 and December 18, 2012 (See Note 6) in the original principal amount of $14,857,000.

Pursuant to the Conversion Agreement, the Holders agreed to convert the entire outstanding principal amount of their Debentures, together with accrued and unpaid interest through October 29, 2013, into shares of the Company’s common stock at a conversion price of $2.40 per share for a total of approximately 6,530,154 shares. As a result of such conversion, all of the Company’s obligations under the Debentures are fully satisfied.

As additional consideration for their agreement to convert the Debentures, the Company provided each Holder with one year of additional accrued interest at 8% per annum and extended the term of the Series B Warrants issued to the Holders in connection with their initial purchase of the Debentures to October 31, 2014. The additional year of accrued interest was satisfied by the issuance of shares of common stock at a price of $2.40 per share for a total additional issuance of approximately 494,764 shares of common stock. The Company recorded the inducement to convert the debentures as additional interest expense.

ARNO THERAPEUTICS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

11. SUBSEQUENT EVENTS (Continued)

Agreement with OPKO Health, Inc.

On October 29, 2013, in connection with the entry into the 2013 Purchase Agreement, the Company entered into an agreement (the “OPKO Agreement”) with OPKO Health, Inc. (“OPKO”) and Frost Group, LLC (“Frost Group”). Under the terms of the OPKO Agreement, as an inducement to the participation by OPKO and Frost Group (or its affiliates and associates) in the purchase and sale of the Units under the Purchase Agreement, the Company granted OPKO with the following rights, so long as OPKO continues to hold at least 3% of the total number of outstanding shares of the Company’s common stock, determined on a fully-diluted basis (i.e., assuming the issuance of all shares underlying outstanding options, warrants and other rights to acquire common stock): (1) OPKO shall have the right to appoint a non-voting observer to attend all meetings of the Company’s Board of Directors, provided that such appointee enters into a confidentiality agreement with the Company and shall be subject to all applicable Company policies; and (2) OPKO shall have a right of first negotiation that provides it with exclusive rights to negotiate with the company for a 45-day period regarding any potential strategic transactions that the Company’s Board of Directors elects to pursue.

Amendments to Articles of Incorporation or Bylaws

The Company amended its Amended & Restated Certificate of Incorporation, effective as of October 29, 2013, to effect a combination of its common stock at a ratio of 1-for-8 (the “Reverse Split”). The Reverse Split was effective immediately prior to the entry into the Purchase Agreement. The Reverse Split was authorized by the stockholders of the Company on November 10, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•
Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to commercially develop onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use as a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, the Company has engaged Leica Biosystems and Clarient Diagnostic Services, Inc. to perform a feasibility study leading to the development of  a immunohistochemistry based diagnostic test to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone and to perform the interpretation/analysis of tumor samples with the developed diagnostic test. The Company completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013 to support a pharmacokinetic/food effect study. The IMPD was accepted and the study conducted during Q3, The study subject accrual and analysis of the pharmacokinetic/food effect study has been completed. The company submitted an IMPD to support the conduct of a phase I study in patients with progesterone receptor expressing cancers in Q3. The Company has completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the fourth quarter of 2013. The Company is also investigating onapristone as a potential treatment for patients with prostate cancer and has begun pre-clinical toxicology studies to enable the submission of an IMPD or IND during the fourth quarter of 2013 with the intent of conducting a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during the first quarter of 2014.

•
AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated.  We expect that the expansion phase of the hematological malignancy cohort will take at least 12 months to complete. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, almost all of our development expenses have been incurred on each of our product candidates: Onapristone, AR-42, AR-12 and AR-67. As we proceed with the clinical development of our product candidates, primarily focusing our resources on onapristone, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the three months ended September 30, 2013 and 2012 were approximately $0.6 million and $0.5 million, respectively. There were no individually significant increases in G&A expenses between the two periods.

G&A expenses for the nine months ended September 30, 2013 and 2012 were approximately $2.1 million and $1.7 million, respectively. This increase of approximately $0.4 million over the same period in 2012 is primarily attributable to increased compensation costs, including stock compensation expenses, of approximately $0.2 million to our CEO as result of a contractual increase in the CEO’s salary and additional expenses recognized from a new stock option grant and a re-pricing of his previous grants made during the first quarter of 2013. There were no new grants or re-pricings during the first nine months of 2012. Additionally, there was an increase of approximately $0.1 million over the same period in 2012 as a result of increased legal and consulting fees associated with the Company’s active registration statement and amendments, including amendments with the Company’s convertible debenture holders being negotiated during the first and second quarters of 2013, with no such transactions during the same period of 2012.

Research and Development Expenses. R&D expenses for the three months ended September 30, 2013 and 2012 were approximately $3.2 million and $2.1 million, respectively. The increase of approximately $1.1 million compared to the same period in 2012 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we prepare for various clinical trial and related activities.  Total direct onapristone development costs for the quarter ended September 30, 2013 were approximately $2.3 million compared to approximately $1.1 million for the quarter ended September 30, 2012.  This increase of $1.2 million over the same period of 2012 is primarily due to an increase of approximately $0.4 million in manufacturing costs relating to the production of clinical trials.  Also, during the quarter ended September 30, 2013, we incurred approximately $0.3 million in costs relating to a pharmacokinetic study of onapristone, including a milestone payment to the licensor, Invivis, with no such studies ongoing during the quarter ended September 30, 2013.  Additionally, we had an increase of approximately $0.3 million in costs for developing a companion diagnostic to onapristone during the quarter ended September 30, 2013 as compared to the same period in 2012.

R&D expenses for the nine months ended September 30, 2013 and 2012 were approximately $8.9 million and $6.3 million, respectively. The increase of approximately $2.6 million compared to the same period in 2012 was primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we prepare for various clinical trial and related activities.  Total direct onapristone development costs for the nine months ended September 30, 2013 were approximately $6.1 million compared to approximately $2.9 million for the nine months ended September 30, 2012.  There were significant increases in manufacturing and pre-clinical development activities of approximately $1.7 million and $0.6 million, respectively, compared to the nine months ended September 30, 2012. These increases are primarily driven by the fact that we had only recently acquired the rights to onapristone during the first quarter of 2012 and we were just beginning our development efforts versus the same period in 2013 where there were significant development efforts ongoing as we prepare for clinical trial activities planned in late 2013.

Also, during the nine months ended September 30, 2013, we incurred approximately $0.3 million in costs relating to a pharmacokinetic study of onapristone, including a milestone payment to the licensor, with no such studies ongoing during the nine months ended September 30, 2012.  Additionally, we had an increase of approximately $0.4 million in costs for developing a companion diagnostic to onapristone during the nine months ended September 30, 2013 as compared to the same period in 2012.

Additionally, we had an increase of approximately $0.3 million during the nine months ended September 30, 2013, compared to the same period of 2012, in compensation costs, including stock compensation costs relating to our R&D employees. During the first quarter of 2013, we granted new stock options and re-priced previously granted stock options, with no new grants or re-repricings during the same period of 2012.

These increases related to onapristone and stock compensation costs were partially offset by decreases of approximately $0.3 million and $0.5 million in costs related to our AR-67 and AR-42 programs, respectively. The decrease in AR-67 program costs was due to lower costs resulting from the termination of our AR-67 license agreement in late March of 2012. The AR-42 program cost decreases were driven primarily by the fact that during the nine months ended September 30, 2012, AR-42 was still undergoing various preclinical studies that were completed by the end of 2012 and, therefore, no such development costs were incurred during the nine months ended September 30, 2013.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine months ended September 30, 2013 and 2012, as well as the cumulative amounts since we began development of each product candidate through September 30, 2013. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amounts during
	2013	2012	2013	2012	development
Onapristone	$2,310,934	$1,078,145	$6,125,638	$2,945,930	$10,628,449
AR-42	42,538	220,241	299,398	813,282	5,282,607
AR-12	255,040	273,993	658,697	779,603	10,332,434
AR-67	32,129	81,908	56,789	369,735	8,139,424
Unallocated R&D	527,966	413,570	1,762,872	1,377,992	11,365,688
Total	$3,168,607	$2,067,857	$8,903,394	$6,286,542	$45,748,602

  Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer.  Onapristone is an anti-progestin hormone blocker that has been shown to have anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, the Company has engaged Leica Biosystems and Clarient Diagnostic Services, Inc. to perform a feasibility study leading to the development of  a immunohistochemistry based diagnostic test to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone and to perform the interpretation/analysis of tumor samples with the developed diagnostic test. The Company completed initial pre-clinical toxicology studies enabling the submission of an Investigational Medicinal Product Dossier (“IMPD”), the foreign equivalent of an investigational new drug application (“IND”) in the second quarter of 2013 to support a pharmacokinetic/food effect study. The IMPD was accepted on July 31, 2013. The study subject accrual and analysis of the pharmacokinetic/food effect study has been completed. The company submitted an IMPD to support the conduct of a phase I study in patients with progesterone receptor expressing cancers in Q3. The Company has completed manufacturing activities of onapristone Phase I study supplies and plans on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the fourth quarter of 2013. The Company is also investigating onapristone as a potential treatment for patients with prostate cancer and has begun pre-clinical toxicology studies to enable the submission of an IMPD or IND during the fourth quarter of 2013 with the intent of conducting a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during the first quarter of 2014.  Based on our current development plans for onapristone, we anticipate spending approximately $8.9 million on external development costs during the fiscal year 2013.

AR-42.  We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins. AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza ® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-42, we anticipate spending approximately $0.4 million on external development costs during the fiscal year 2013.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations. We will not be moving forward with the Expansion Phase of this study as a novel and improved formulation that has shown to increase the bioavailability in preclinical models has been developed. During the first quarter 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-12, we anticipate spending approximately $0.8 million on external development costs during the fiscal year 2013.

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended September 30, 2013 and 2012 was $1,362 and $658 respectively. The increase in interest income compared to the same period in 2012 is primarily due to higher average cash balances held during 2013 compared to the same period of 2012, as a result of our fourth quarter 2012 convertible debenture financing proceeds.

 Interest income for the nine months ended September 30, 2013 and 2012 was $8,353 and $5,898 respectively. The increase in interest income compared to the same period in 2012 is primarily due to higher average cash balances held during 2013 compared to the same period of 2012, as a result of our fourth quarter 2012 convertible debenture financing proceeds.

Interest Expense. Interest expense for the three months ended September 30, 2013 and 2012 was approximately $1.9 million and $0, respectively. The increase in interest expense compared to the same period in 2012 is a result of interest charged on our approximately $14.9 million fourth quarter 2012 convertible debenture financing and the related fees incurred completing the transaction, which are charged to interest expense over the expected term of the debentures.

 Interest expense for the nine months ended September 30, 2013 and 2012 was approximately $5.9 million and $0, respectively. The increase in interest expense compared to the same period in 2012 is a result of interest charged on our approximately $14.9 million fourth quarter 2012 convertible debenture financing and the related fees incurred completing the transaction, which are charged to interest expense over the expected term of the debentures.

In May 2013, we became aware that the investors in our 2012 offering of convertible debentures and warrants were entitled to additional liquidated damages in the amount of $288,674, which amount should have been accrued in 2012 as part of the debt issuance. We determined that the impact of not reflecting this in 2012 was not material to the 2012 financial statements and instead reflected this as interest expense in the first quarter of 2013. This expense resulted in the issuance on May 27, 2013, of approximately 120,280 additional shares to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement dated November 26, 2012, as amended, between us and the investors. As such, the amount of the expense was a non-cash charge.

Other Income (Expense). Other income for the three months ended September 30, 2013 was approximately $2.0 million compared to other expense of approximately $0.4 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, there was a decrease of approximately $2.0 million to Company’s derivative liabilities as a result of adjustments to the Company valuation model. The valuation model reflects updated assumptions based on the timing and terms of the Company’s projected financing needs, including the probability of the October financing and future financings. During the three months ended September 30, 2012, there was an increase to the Company’s derivative liabilities of approximately $0.4 million driven by an increased volatility assumption in the warrant valuation model during the third quarter of 2012.

Other income for the nine months ended September 30, 2013 was approximately $1.0 million compared to other income of approximately $2.1 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, there was a decrease of approximately $1.0 million to Company’s derivative liabilities as a result of adjustments to the Company valuation model. The valuation model reflects updated assumptions based on the timing and terms of the Company’s projected financing needs, including the probability of the October financing and future financings. During the nine months ended September 30, 2012, there was a decrease to the Company’s derivative liabilities of approximately $2.1 million driven by a decrease in the trading price of the Company’s stock price during the period.

Liquidity and Capital Resources

  The following table summarizes our liquidity and capital resources as of September 30, 2013 and December 31, 2012 and our net changes in cash and cash equivalents for the nine months ended September 30, 2013 and 2012 (the amounts stated are expressed in thousands):

	September 30,	December 31,
Liquidity and capital resources	2013	2012
Cash and cash equivalents	$1,541	$10,943
Working Capital (deficit)	$(1,774)	$7,901
Stockholders' (deficit) equity	$(26,330)	$(12,266)

	Nine Months Ended September 30,
Cash flow data	2013	2012
Cash used in:
Operating activities	$(9,381)	$(6,085)
Investing activities	-	-
Financing activities	(22)	-
Net decrease in cash and cash equivalents	$(9,403)	$(6,085)

Our total cash resources as of September 30, 2013 were approximately $1.5 million compared to approximately $10.9 million as of December 31, 2012. As of September 30, 2013, we had approximately $29.3 million in liabilities (of which approximately $25.1 million represented convertible debentures and non-cash derivative liabilities), and an approximately $1.8 million net working capital deficit. We incurred a net loss of approximately $15.9 million and had negative cash flow from operating activities of $9.4 million for the nine months ended September 30, 2013. Since August 1, 2005 (inception) through September 30, 2013, we have incurred an aggregate net loss of approximately $65.8 million, while negative cash flow from operating activities has amounted to $47.5 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

On October 29, 2013, the Company entered into a Securities Purchase Agreement (the “2013 Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company sold and the Purchasers purchased, an aggregate of 12,868,585 units of the Company’s securities (the “Units”), with each Unit consisting of the following:

(i)
either (a) one share of common stock (each a “Share,” and collectively, the “Shares”), or (b) a five-year common stock warrant to purchase one share of common stock (collectively, the “Series C Warrant Shares”) at an exercise price of $0.01 per share (collectively, the “Series C Warrants”);

(ii)	a five-year warrant to purchase one share of common stock (collectively, the “Series D Warrant Shares”) at an exercise price of $4.00 per share (collectively, the “Series D Warrants”); and

(iii)
a warrant, expiring on October 31, 2014, to purchase one share of common stock (collectively, the “Series E Warrant Shares,” and together with the Series C Warrant Shares and the Series D Warrant Shares, the “Warrant Shares”) at an exercise price of $2.40 per share (collectively, the “Series E Warrants,” and together with the Series C Warrants and the Series D Warrants, the “2013 Warrants”).

The Company sold and issued 8,413,354 Units consisting of Shares, Series D Warrants and Series E Warrants at a purchase price of $2.40 per Unit, and 4,455,231 Units consisting of Series C Warrants, Series D Warrants and Series E Warrants at a purchase price of $2.39 per Unit, for total gross proceeds to the Company of $30.84 million, before deducting fees and other transaction related expenses of approximately $750,000.

From inception through September 30, 2013, we have financed our operations through private sales of our equity and debt securities. As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans and including the proceeds from our 2013 Purchase Agreement, we believe our existing cash resources are sufficient to fund our operations through approximately the first quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 pursuant to which the Company made a $150,000 payment to Invivis during October 2013. The Company will make its next milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which is anticipated in the fourth quarter 2013. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

On January 12, 2012, we received a notice from Pitt, demanding payment of $250,000 in satisfaction of an annual license fee owed under the license agreement and providing us with 60 days’ notice to remedy the default. As of December 31, 2012, we had accrued for the outstanding annual license fee of $250,000. On March 28, 2013, we and Pitt agreed to a settlement of Pitt’s outstanding claim against us for the $250,000 annual license fee in exchange for our payment of $235,000 in full satisfaction of all remaining obligations under the license agreement, which payment was made April 2, 2013.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2013.

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

Subsequent to the deregistration of our common stock in May 2009, for all options granted in 2009, management estimated the fair value of our common stock to be $8.00 based on the following factors. The stock was publicly trading at $8.00 per share prior to being deregistered. Subsequent to the deregistration, we did not experience any significant events including clinical trial results, new product acquisitions or discoveries which management believes would influence a material change in share price following the deregistration. In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

On February 9, 2011, the effective date of the registration statement filed in connection with our September 2010 private placement of Series A Preferred Stock, we again became subject to the reporting requirements of the Exchange Act. Due to the lack of an active public market for our common stock, management estimated the fair value of our common stock using a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error. Management used this valuation for options granted in 2011 and during the nine months ended September 30, 2013 (no stock options were granted during the year ended December 31, 2012). In addition, our management used the following assumptions for options granted during this period: An expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through September 30, 2013, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, and (v) Notes to Condensed Financial Statements.*

*
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

ARNO THERAPEUTICS, INC.

Date: November 14, 2013	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Scott L. Navins
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

101
The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through September 30, 2013, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and for the period from August 1, 2005 (inception) through September 30, 2013, and (v) Notes to Condensed Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

