Form 10-K
period 2013-12-31
Arno Therapeutics, Inc
filed 2014-03-31
CIK 1195116

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

As of June 30, 2013: $13,810,160

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 21, 2014, there were 20,370,331 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

Note Regarding Reverse Stock Split

Effective as of the close of business on October 29, 2013, we amended our Certificate of Incorporation to effect a combination of our outstanding common stock at a ratio of one-for-eight (the “Reverse Stock Split”). No fractional shares were issued as a result of the Reverse Stock Split, but instead stockholders received cash in lieu of any fractional shares to which they would otherwise have been entitled, based upon the last sale price of our common stock on October 29, 2013, as reported on the OTCQB of the OTC Markets. All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split. All stock options and warrants outstanding were appropriately adjusted to give effect to the Reverse Stock Split.

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

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following table summarizes our product development pipeline:

Product Candidate	Indications	Commercial Rights	Ongoing Studies / Status
Onapristone	Breast, prostate and endometrial cancer	Arno	We have completed a single dose pharmacokinetic and food effect study. We initiated a Company-sponsored Phase I clinical trial in post-menopausal women with progesterone receptor positive carcinomas initiated in December 2013 and patients began enrolling in January 2014 at multiple sites in France. We have also initiated a Phase I/II clinical trial in men with advanced castration-resistant prostate cancer, which is being conducted in the United Kingdom. We are collaborating with two partners on the development of a companion diagnostic intended to enhance selection of patients more likely to benefit from treatment with onapristone.

AR-42	Hematological malignancies and solid tumors	Arno	An investigator-initiated Phase I/IIa clinical study of AR-42 is ongoing at The James Cancer Center at The Ohio State University in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia, or CLL, or lymphoma. The protocol has been amended to include a solid tumor dose escalation cohort which has completed accrual to the dose escalation phase and has been amended to include additional patients with solid tumors at the recommended phase II dose. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated in the third quarter of 2013.

AR-12	Solid tumors and hematological malignancies	Arno	A multi-centered Phase I clinical study of AR-12 in adult subjects with advanced or recurrent solid tumors or lymphoma has been completed. During the first quarter of 2013, the last study subject completed the study.

Corporate History; Merger Transactions

On June 2, 2008, we were acquired by Laurier International, Inc., a Delaware corporation, in a “reverse” merger whereby a wholly-owned subsidiary of Laurier merged with and into Arno Therapeutics, with Arno Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. In accordance with the terms of this merger, stockholders of Arno Therapeutics exchanged all of their shares of common stock of Arno Therapeutics for shares of Laurier common stock at a rate of approximately 0.25 shares of Laurier common stock for each share of Arno Therapeutics common stock. As a result of the issuance of the shares of Laurier common stock to the former Arno Therapeutics stockholders, following the merger the former stockholders of Arno Therapeutics held 95 percent of the outstanding common stock of Laurier, assuming the issuance of all shares underlying outstanding options and warrants. Upon completion of the merger, all of the former officers and directors of Laurier resigned and were replaced by the officers and directors of Arno Therapeutics. Additionally, following the merger Laurier changed its name to Arno Therapeutics, Inc.

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

Product Development Pipeline

Onapristone

Overview

Pursuant to a February 2012 license agreement with Invivis Pharmaceuticals, Inc., or Invivis, we have the exclusive rights worldwide to develop and (other than in France) commercialize onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor, which is believed to be the mechanism by which it may inhibit the growth of breast, endometrial and other cancers. Onapristone was originally being developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a potential contraceptive and an anti-endocrine treatment of breast cancer. In previous published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic, or CDx, to identify patient’s tumors which express the activated form of the progesterone receptor and therefore may have an enhanced likelihood to benefit from treatment with onapristone.

The hormones estrogen and progesterone play important roles in normal female reproductive physiology and the development of certain tissues/organs including the breast and uterus. These two naturally occurring hormones are believed to play important roles in the development of certain female cancers (e.g. breast and endometrial) and the biologic effects of these two hormones make the estrogen and progesterone receptors important therapeutic targets. For example, chronic estrogen exposure unopposed by progesterone predisposes women to endometrial cancer, and the presence of estrogen or progesterone receptors in breast cancer tissues is predictive of response to anti-estrogen targeted therapies in women with breast cancer. Breast and endometrial cancers commonly express progesterone receptors, but to date, it has not been determined whether these receptors are functional and play a role in tumor growth. Prostate cancers also express the progesterone receptor which may play a role in the development of androgen resistance. We believe a better diagnostic test may aide in selecting patients who are most likely to benefit from “hormone” treatments, including onapristone.

Onapristone is a type 1 anti-progestin. Researchers believe its mechanism of action is thought to be a direct result of binding to the progesterone receptor and preventing the binding of the progesterone receptor to DNA, thereby substantially reducing or eliminating progesterone receptor induced gene transcription resulting in death of the malignant cell.

Potential Advantages

In prior publications, onapristone was reported to have a 56% objective response rate in patients with breast cancer as a first line endocrine treatment and a 49% clinical benefit rate in patients with breast cancer after failure of tamoxifen treatment. Our planned clinical studies of onapristone are intended to evaluate safety and efficacy which may provide women with breast and endometrial cancer, and men with castrate resistant prostate cancer an additional treatment option and allow a delay in the time for which patients may need chemotherapy treatment.

Preclinical Studies

We have completed a series of preclinical studies of onapristone since we acquired its rights in 2012. In these studies, 10 different breast cancer and endometrial cancer cell lines where characterized for hormone receptor status and the effect of various hormones and growth factors on proliferation and progesterone receptor status. When evaluating the effect of onapristone in the various culture conditions tested, cancer cell lines that expressed the activated form of the progesterone receptor, or APR, were found to respond to treatment with onapristone, but cell lines that did not express APR did not respond to onapristone treatment. We presented these findings in November 2012 at the 24th European Organization for Research and Treatment of Cancer symposium on Molecular Targets and Cancer Therapeutics in Dublin, Ireland and the April 2013 meeting of the American Association for Cancer Research in Washington, D.C.

Clinical Development Plans and Activities

In January 2014, we enrolled the first patient in a Phase I dose escalation clinical trial evaluating onapristone in post-menopausal women with progesterone receptor (PR) positive tumors, including breast, endometrial and others solid tumors. This Phase I trial is designed to identify the recommended Phase II dose and determine the overall safety profile of onapristone. Pursuant to the study protocol, this study will evaluate onapristone in sustained release and immediate release formulations across six dose levels (10-50 mg, twice daily, and 100 mg, once daily) to identify the recommended Phase II dose. In addition, we expect that the study will gather data showing anticancer activity. This multi-site trial is expected to enroll a total of 60 patients. As of March 20, 2014, 8 patients have been enrolled in the trial, which is being conducted at several sites in France. We have engaged Biotrial, a drug evaluation and pharmacology research company, as our contract research organization for this Phase I trial, which is expected to complete enrollment in 2014, subject to our projected patient enrollment rates.

In addition, in February 2014, we initiated a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide, and expect to enroll the first patient during the second quarter of 2014. This study is currently being conducted at the Royal Marsden NHS Foundation Trust in London pursuant to approval of an Investigational Medicinal Product Dossier from the United Kingdom Health Authority, Medicines and Healthcare products Regulatory Agency in January 2014. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The study will evaluate onapristone in extended-release tablet formulations in up to five dose levels (10-50 mg, twice daily) in patients with prostate cancer in which PR may be contributing to tumor progression. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express APR, which may help identify patients who are more likely to respond to onapristone. A second cohort of patients will be included at the recommended Phase II dose to gain additional understanding of the onapristone safety profile and potential anti-cancer activity. In accordance with the study protocol, we expect to enroll a total of 60 patients.

Companion Diagnostic Program

In addition, as stated above, a key aspect of our strategy to develop onapristone is to also develop a companion diagnostic, or CDx, that would identify patient’s tumors that express APR and therefore would be more likely to respond to treatment with onapristone. We and our research collaborators recently identified a immunohistochemistry technique for identifying activated progesterone receptors in breast cancer tumors, the initial findings were presented in December 2012 at the 35th Annual San Antonio Breast Cancer Symposium, with more mature data presented at the June 2013 annual meeting of the American Society of Clinical Oncology in Chicago, and in December 2013 at the 36th Annual San Antonio Breast Cancer Symposium. This IHC technique was successful in identifying the activated form of the progesterone receptor via nuclear morphology, which we believe can be done on a routine basis with freshly obtained or formalin-fixed and paraffin-embedded tissue. We are further refining and testing this method on a larger cohort of breast and endometrial cancer samples, with correlation to other standard tumor markers and clinical outcomes. We are also evaluating this diagnostic technique in other malignancies.

In January 2014, we entered into a co-development agreement with Leica Biosystems, or Leica, a global leader in pathology workflow solutions and automation, for the development of a CDx for onapristone. The CDx will be an immunohistochemical (IHC) in vitro diagnostic (IVD) test used to detect APR in endometrioid and breast cancer. This CDx test will help to identify patients who are APR positive and therefore more likely to respond to treatment with onapristone. We believe this diagnostic technique will also have potential application in castration-resistant prostate cancer, and development of the assay is ongoing in prostate cancer. Under the terms of the co-development agreement, we will sponsor and conduct clinical trials for onapristone. Leica will develop and validate the CDx for APR with responsibility for ensuring the investigational companion diagnostic kit is ready, available and meets FDA and other health authority standards for a planned Phase II trial of onapristone in endometrioid cancer. The co-development program aims to achieve simultaneous approval and launch of onapristone and the CDx for APR.

In February 2014, we entered into an Exclusive Patent License Agreement with the University of Minnesota, pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. We plan to develop and commercialize this technology in connection with our CDx development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would most likely benefit from treatment with onapristone, an anti-progestin therapeutic aimed at treatment of men’s and women’s cancers.

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

Clinical Development

We are collaborating with Ohio State, which is conducting an investigator-initiated Phase I/IIa study of AR-42 in patients with advanced or recurrent hematological malignancies for which prior treatments have been ineffective. The primary goal is to evaluate the safety and tolerability of AR-42 given orally three times per week. Secondary endpoints include characterizing AR-42’s pharmacokinetics and its pharmacodynamic profile through the measurement of biomarkers and evaluation of clinical response. The recommended dose for further study in patients with hematological malignancies and solid tumors has been declared.

In addition, we are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated in the third quarter of 2013.

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

Clinical Development

We completed study subject enrollment in a multi-site Phase I clinical trial of AR-12 in patients with solid tumors or lymphomas who have progressed despite treatment with other therapies. Subjects in this Phase I study receive an oral daily dose of AR-12. The Phase I study was conducted at three clinical sites, including The Ohio State University (Columbus, Ohio), Scottsdale Healthcare (Phoenix, Arizona), and The Royal Marsden Hospital (London, UK).

The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part was a dose-escalating study, which we refer to as the Escalation Phase, that was primarily designed to evaluate the safety of AR-12 and to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future clinical studies of AR-12. The study is also designed to utilize biomarkers and functional imaging to examine the pharmacodynamic effects of AR-12 in modulating certain targets within the PI3K pathway. Secondary objectives for the Escalation Phase included characterizing the pharmacokinetics of AR-12 (i.e., how AR-12 is absorbed and eliminated in and from the body) and measuring tumor response. We have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as we plan to conduct further clinical development of AR-12 with an improved formulation, which has been shown to substantially increase the bioavailability in preclinical models.

We believe that the data generated from the current Phase I study has provided important information to direct future studies, in terms of safety, pharmacokinetics and potential efficacy. We also believe that the biomarkers and pharmacodynamic assays generated in the Phase I study may provide deeper understanding of the molecular actions of AR-12 and validate the preclinical hypothesis about AR-12’s activity in a clinical setting. The biomarker selection and evaluation is being led by Johann de Bono, M.D., Ph.D. of The Royal Marsden Hospital in London. The information generated in these studies will also help to guide the potential future development of AR-12.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We made the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which occurred in January 2014. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

University of Minnesota License

In February 2014, we entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota (UM), pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. We plan to develop and commercialize this technology as part of our companion diagnostic development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

The license agreement requires us to use our commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by us at specified dates beginning in the second quarter of 2014 and continuing during the term of the agreement. Under the terms of the agreement, we made a small one-time cash payment and reimbursed UM for past patent expenses it has incurred. The agreement also provides that we will pay royalties to the UM on net sales of “Licensed Products” (as defined in the agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

The term of the license agreement continues until the last date on which there is any active licensed patent or pending patent application. UM may terminate the agreement earlier upon a breach by us of one or more of our obligations that remains uncured for a period specified in the agreement. UM may also terminate the agreement if we voluntarily file for bankruptcy or similar proceeding, or if a petition for an involuntary bankruptcy proceeding is filed and is not released for 60 days. The agreement may be immediately terminated upon notice to us if we commence or maintain a proceeding in which we assert that the licensed patents are invalid or unenforceable. We may terminate the agreement at any time and for any reason upon 90 days’ written notice.

The license agreement further provides that we will indemnify and hold UM and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to our exercise of its rights under the agreement, including our right to commercialize the licensed technology. UM is required to indemnify us with respect to claims relating to or resulting from its breach of the agreement.

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

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•	Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, in patients, such as patients with cancer. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs or in a particular patient population.

•	Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III clinical trials are commonly referred to as randomized and/or pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

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

Research and Development Expenses

We spent approximately $13.5 million in fiscal year 2013 and $8.5 million in fiscal year 2012 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of March 27, 2014, we had seven full-time employees, none of whom are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and/or other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, none of our product candidates are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings of our equity and debt securities. Based on our current development plans, and taking into account the net proceeds from our 2013 Offering, we believe we have cash on hand to fund our operations through approximately the fourth quarter of 2014. We will require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. There can be no assurance that such additional financing can be obtained on desirable terms, if at all. In addition, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve or maintain profitability. For the years ended December 31, 2013 and 2012, we had a net loss of $39.7 million and $14.4 million, respectively. For the period from our inception on August 1, 2005 through December 31, 2013, we had a net loss of $89.6 million. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	seek patent protection for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

Further, for the years ended December 31, 2013 and 2012, we had negative cash flows from operating activities of $14.2 million and $9.4 million, respectively.  Since inception on August 1, 2005 through December 31, 2013, we had negative cash flows from operating activities of $52.4 million. We expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Certain of our directors are officers and directors of other biotechnology companies, which may present potential conflicts of interest.

Some of our directors serve as officers and directors of other biotechnology and life science companies, some of which may be considered a potential competitor of ours. See “ITEM 10. Directors, Executive Officers and Corporate Governance –Directors and Executive Officers.” We do not believe that any of the other companies on whose board of directors members of our board sit compete directly with us and our product candidates. However, there can be no assurance that such other companies will not in the future have interests in conflict with our own.

We are substantially dependent on the services of various consultants.

We have seven employees and we rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

Until recently, we had relied on various third parties to perform a variety of management, accounting and other services on our behalf on a consulting basis, we expect to directly hire employees, including at the senior management level, in the future as we further the development of our clinical programs. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

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

Our executive officers, directors and principal stockholders (i.e. those beneficially owning more than 5% of our outstanding voting securities) beneficially own approximately 88.7% of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

The co-lead investors in our September 2010 private placement own a significant amount of our voting securities and are entitled to substantial governance rights that may limit our management’s autonomy.

The three co-lead investors in our September 2010 private placement, Pontifax (investing through three affiliated funds: Pontifax (Cayman) II L.P., Pontifax (Israel) II Individual Investors L.P., and Pontifax (Israel) II L.P., which we collectively refer to as “Pontifax”), Commercial Street Capital, LLC (“Commercial Street Capital”), and UTA Capital LLC (“UTA Capital”) beneficially own approximately 15.2%, 19.3% and 1.9% of our outstanding common stock, respectively. In addition, pursuant to the terms of the purchase agreement that we entered into with the investors in our 2010 private placement, each co-lead investor has the right to designate one individual to be appointed to our board of directors, subject to certain ownership and other requirements and conditions. Moreover, the 2010 purchase agreement provides that each such director has the right to serve on any or all of the committees of our board of directors. The purchase agreement also provides that the affirmative vote of each such investor-designated director then in office shall be required to approve the appointment of our chief executive officer and to authorize certain transactions between us and one of our officers, directors, principal stockholders or their affiliates. Pursuant to their rights under the purchase agreement, Pontifax, Commercial Street Capital, and UTA Capital designated Tomer Kariv, Steven Ruchefsky, and Yacov Reizman, respectively, for appointment to our board of directors. This concentration of ownership and governance rights among the co-lead investors may not be in the best interests of all our stockholders. The co-lead investors will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. Such concentration of voting power could have the effect of delaying or preventing a change of control or other business combination, and may adversely affect the market price of our common stock.

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

In each of 2012 and 2013, we issued warrants, which we refer to as the 2012 Warrants and the 2013 Warrants, respectively, to certain holders to purchase an aggregate of approximately 42.6 million shares of our common stock. The exercise prices applicable to the 2012 Warrants and to some of the 2013 Warrants are subject to adjustment pursuant to certain anti-dilution provisions. The issuance by us of the shares of common stock issuable upon exercise of the 2012 and 2013 Warrants would significantly reduce the percentage ownership of our existing common stockholders and could, among other things, depress the price of the common stock. This result could significantly and adversely affect our ability to raise additional equity capital in the future.

The exercise of the 2012 Warrants could result in the issuance of up to approximately 16.8 million shares of common stock. Approximately 16.5 million of the 2012 Warrants are now exercisable at a price of $2.40 per share. The exercise of the 2013 Warrants could result in the issuance of up to approximately 30.2 million shares of common stock. Approximately 4.5 million of the 2013 Warrants are initially exercisable at a price per share equal to $0.01, approximately 12.9 million of the 2013 Warrants are exercisable at a price per share equal to $4.00, and the remaining are exercisable at a price of $2.40 per share.

The exercise prices of the 2012 Warrants and certain of the 2013 Warrants are subject to adjustment, however, in the event we sell or issue additional shares of our common stock (subject to certain exceptions) at a price per share less than the applicable conversion or exercise prices. If we make future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable exercise prices of the 2012 Warrants and 2013 Warrants (other than those with an exercise price of $0.01 per share), then the applicable exercise prices are subject to a weighted-average price adjustment.

We expect that we will need substantial additional capital in order to fund our operations during the applicable terms of the 2012 Warrants and the 2013 Warrants and that a likely source of such capital will be through the sale and issuance of additional shares of our common stock or securities convertible into our common stock. Consequently, if we make such future issuances at prices lower than the applicable 2012 Warrant or 2013 Warrant exercise prices, our stockholders could experience a significant dilution of their investment.

The holders of the 2012 Warrants and the 2013 Warrants may immediately sell the full amount of common stock received upon conversion or exercise of such instruments. As these shares are sold, the price of the common stock is likely to decrease, perhaps substantially, unless there is sufficient demand by purchasers of our common stock in the trading markets to meet the additional volume of shares of our common stock available from the exercise of the 2012 Warrants and the 2013 Warrants.

We cannot assure you that our common stock will ever be listed on NASDAQ or any other securities exchange.

Our common stock is currently eligible for trading on the OTCQB tier of the OTC Markets, an automated quotation system.  Stocks traded on the OTCQB and other electronic over-the-counter markets are often less liquid than stocks traded on national securities exchanges. In fact, the historical trading of our common stock has been extremely limited and sporadic. We may seek listing on NASDAQ or another national securities exchange in the future, but we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. To the extent that our common stock is not traded on a national securities exchange, such as NASDAQ, the decreased liquidity of our common stock may make it more difficult to sell shares of our common stock at desirable times and at prices.

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

Market Information

Our common stock is currently eligible for trading on the OTCQB tier of the OTC Markets under the symbol “ARNI.” The historical trading of our common stock has been extremely limited and sporadic. Set forth below are the high and low sales prices for our common stock during each quarter within the last two fiscal years, as reported by the Pink Sheets, the OTCBB, or the OTCQB, as applicable. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions. All prices have been adjusted to reflect the 1-for-8 reverse split of our common stock effected on October 29, 2013.

Quarter Ended	High	Low
March 31, 2012	$10.00	$4.80
June 30, 2012	$8.08	$0.80
September 30, 2012	$3.92	$0.88
December 31, 2012	$4.00	$0.80
March 31, 2013	$36.00	$4.80
June 30, 2013	$5.20	$2.56
September 30, 2013	$3.60	$1.28
December 31, 2013	$4.24	$2.40

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 21, 2014, we had approximately 365 holders of record of common stock, not including those held in “street name.”

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

Company Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. The following is a summary of our product development pipeline:

•	Onapristone – On February 13, 2012, we entered into a license agreement granting us rights to develop and commercialize onapristone, an anti-progestin hormone blocker that has been previously reported to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. Onapristone was originally developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a contraceptive and an anti-endocrine treatment of breast cancer. In published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Leica Biosystems to perform a feasibility study leading to the development of an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor, which may identify which patients are more likely to benefit from treatment with onapristone. We have also engaged Clarient Diagnostic Services, Inc. to perform the interpretation/analysis of tumor samples with the developed diagnostic test. We completed initial pre-clinical toxicology studies that enabled the submission of an Investigational Medicinal Product Dossier, or IMPD, the foreign equivalent of an investigational new drug application, or IND, in the second quarter of 2013 to support a pharmacokinetic/food effect study, which we completed in the fourth quarter of 2013. We also submitted an IMPD to support the conduct of a Phase I study in patients with progesterone receptor expressing cancers in the third quarter of 2013. We initiated this study in the fourth quarter of 2013 and began enrolling patients in early 2014. We are also investigating onapristone as a potential treatment for patients with prostate cancer and expect to enroll the first patient in a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during the second quarter of 2014.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

•	AR-12 – We are also developing AR-12 as an orally available, targeted anti-cancer agent that has been shown in early pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway that is involved in the growth and proliferation of cells, including cancer cells. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. In May 2009, the FDA accepted our IND for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as an improved formulation that has been shown to substantially increase bioavailability in preclinical models has been developed. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

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

Our results include non-cash compensation expense as a result of the issuance of stock options. We expense the fair value of stock options over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based or performance-based conditions. Performance-based conditions generally include the attainment of goals related to our financial performance and product development. Stock-based compensation expense is included in the respective categories of expense in the statements of operations. We expect to record additional non-cash compensation expense in the future, which may be significant.

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2013 and 2012 were approximately $3.5 million and $2.3 million, respectively.  This increase of approximately $1.2 million over 2012 is primarily attributable to an increase of approximately $0.5 million in stock compensation costs for our CEO related to new grants in 2013 with no such grants in 2012. Also, during 2013, we had an increase of approximately $0.3 million in professional fees related to our financing, investor relations service and share registration efforts along with an increase of approximately $0.2 million over 2012 related to Delaware Franchise Taxes as a result of increased authorized shares and a higher asset balance at December 31, 2013.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2013 and 2012 were approximately $13.5 million and $8.5 million, respectively.  The increase of approximately $5.0 million over 2012 was primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we prepared for various clinical trial and related activities.  Total direct onapristone development costs for the year ended December 31, 2013 were approximately $9.9 million compared to approximately $4.5 million for the year ended December 31, 2012.  There were significant increases in manufacturing and pre-clinical development activities of approximately $2.2 million and $1.7 million, respectively, compared to the year ended December 31, 2012. These increases are primarily driven by the fact that we had only recently acquired the rights to onapristone during the first quarter of 2012 and we were just beginning our development efforts versus 2013 when we had significant development efforts as we prepared for clinical trial activities which started in late 2013. Additionally, we had an increase of approximately $0.3 million in stock compensation costs related to our R&D employees. This increase was the result of new stock options and re-priced previously granted stock options in 2013, with no new grants or repricings during 2012.

Offsetting the costs of onapristone development and increased stock compensation costs for our R&D employees, we had a decrease of approximately $0.6 million relating to our AR-42 program, primarily by the fact that during the year ended December 31, 2012, AR-42 was still undergoing various preclinical studies that were completed by the end of 2012 and, therefore, no such development costs were incurred during the year ended December, 2013. Additionally, we had a decrease of approximately $0.4 million relating to our AR-67 program due to the fact that our AR-67 license agreement was terminated during 2012.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2013 and 2012, as well as the cumulative amounts since we began development of each product candidate through December 31, 2013. The table also summarizes unallocated costs, which consist of personnel, facilities, stock based compensation and other costs not directly allocable to development programs:

	Year Ended December 31,		Cumulative amounts during
	2013	2012	development
Onapristone	$9,894,052	$4,476,393	$14,396,863
AR-42	398,633	951,732	5,381,842
AR-12	814,972	830,849	10,488,709
AR-67	49,577	417,418	8,132,212
Unallocated R&D	2,319,135	1,860,738	11,921,951
Total	$13,476,369	$8,537,130	$50,321,577

Onapristone. We are currently developing onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activated progesterone receptor and inhibit tumor growth. Onapristone was originally being developed by Schering AG for potential use as both a contraceptive and an anti-endocrine treatment of breast cancer. In clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. Onapristone is an anti-progestin hormone blocker that has been shown to have anti-tumor activity in patients with breast cancer. In prior clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we have engaged Leica Biosystems and Clarient Diagnostic Services, Inc. to perform a feasibility study leading to the development of a immunohistochemistry based diagnostic test to selectively identify patients who express the activated form of the progesterone receptor and therefore may be more likely to benefit from treatment with onapristone and to perform the interpretation/analysis of tumor samples with the developed diagnostic test. We completed initial pre-clinical toxicology studies enabling the submission of an IMPD, the foreign equivalent of an IND, in the second quarter of 2013 to support a pharmacokinetic/food effect study. The IMPD was accepted on July 31, 2013. The study subject accrual and analysis of the pharmacokinetic/food effect study has been completed. We submitted an IMPD to support the conduct of a phase I study in patients with progesterone receptor expressing cancers in the third quarter of 2013. We have completed manufacturing activities of onapristone Phase I study supplies and plan on initiating a Phase I study in patients with progesterone receptor positive carcinomas during the fourth quarter of 2013. We are also investigating onapristone as a potential treatment for patients with prostate cancer and began pre-clinical toxicology studies to enable the submission of an IMPD during the fourth quarter of 2013 for the Phase I clinical study in adult male subjects with castrate resistant prostate cancer that we initiated during the first quarter of 2014. Based on our current development plans for onapristone, we anticipate spending approximately $14.9 million on external development costs during the fiscal year 2014.

AR-42. We are also developing AR-42, an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins. AR-42 is currently being studied in an investigator sponsored Phase I/IIa clinical study in adult patients with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma and a separate cohort of patients with solid tumors. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid and liquid tumors when compared to vorinostat (also known as SAHA and marketed as Zolinza ® by Merck). These data demonstrate the potent and differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting and Exposition showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In addition, preclinical models have demonstrated anti-tumor activity in tumor types (schwannoma and meningioma) that are associated with the genetic illness, neurofibromatosis type 2 (NF2). During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-42, we anticipate spending approximately $0.1 million on external development costs during the fiscal year 2014.

AR-12. We are also developing AR-12 as a potentially first-in-class, orally available, targeted anti-cancer agent that has been shown in pre-clinical studies to inhibit phosphoinositide dependent protein kinase-1, or PDK-1, a protein in the PI3K/Akt pathway, and may also cause cell death through the induction of endoplasmic reticulum stress. In May 2009, the FDA accepted our investigational new drug application, or IND, for AR-12. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the compound’s safety in order to identify the maximum tolerated dose, or MTD, or a recommended Phase II dose, or RP2D, for future studies of AR-12. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current AR-12 formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types in order to further evaluate and confirm the pharmacodynamics, or PD, effects, potential anti-tumor activity, and safety of AR-12 at the MTD or RP2D in specific patient populations. We will not be moving forward with the Expansion Phase of this study as a novel and improved formulation that has shown to increase the bioavailability in preclinical models has been developed. During the first quarter 2013, the last study subject completed the planned dose-escalation phase of the study. Based on our current development plans for AR-12, we anticipate spending approximately $0.2 million on external development costs during the fiscal year 2014.

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

Interest Income. Interest income for the years ended December 31, 2013 and 2012 was $17,737 and $7,849. The increase in interest income over 2012 is due to higher average cash balance levels during 2013 as compared to 2012 from our 2013 private placement.

Interest Expense. Interest expense for the years ended December 31, 2013 and 2012 was approximately $18.6 million and $6.4 million. This increase in interest expense over 2012 is due to our 2012 convertible debenture financing and the related derivatives. The 2012 convertible debenture financing was completed in November 2012 and thus had two months interest and amortization as compared to 2013. Under the terms of the debenture agreement, we were also required to pay liquidated damages as the registration statement for these securities was not declared effective within the required time period. Additionally, upon conversion of the 2012 convertible debentures in 2013, there was an acceleration of unamortized discount and interest expense charged.

The following table illustrates the components of total interest expense for 2013 and 2012. The amounts stated are expressed in thousands.

	Year Ended December 31,
Interest Expense	2013	2012
Note conversion discount	$14,366	$5,613
Interest expense on 2012 debentures	2,174	104
Amortized deferred financing fees	1,710	49
Liquidated damages on 2012 debentures	319	595
Total Interest Expense	$18,569	$6,361

Other Income (Expense).  For the year ended December 31, 2013, we had other expense of approximately $4.2 million, which was related to noncash adjustments to the derivative liability primarily driven by our increased stock price. For the year ended December 31, 2012, we had other income of approximately $2.8 million, which was related to noncash adjustments to the warrant liability.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2013	2012
Cash and cash equivalents	$26,774	$10,943
Working capital	$22,959	$7,901
Stockholders' (deficit) equity	$(12,883)	$(12,266)

	Year Ended December 31,		Period from August 1, 2005 (inception) to December 31,
Cash flow data	2013	2012	2013
Cash provided by (used in):
Operating activities	$(14,242)	$(9,420)	$(52,399)
Investing activities	-	-	(185)
Financing activities	30,073	13,685	79,358
Net increase (decrease) in cash and cash equivalents	$15,831	$4,265	$26,774

Our total cash resources as of December 31, 2013 were approximately $26.8 million compared to approximately $10.9 million as of December 31, 2012. As of December 31, 2013, we had approximately $39.8 million in liabilities (of which approximately $35.9 million represented non-cash derivative liabilities), and approximately $22.9 million of net working capital. We incurred a net loss of approximately $39.7 million and had negative cash flow from operating activities of $14.2 million for the year ended December 31, 2013. Since August 1, 2005 (inception) through December 31, 2013, we have incurred an aggregate net loss of approximately $89.6 million, while negative cash flow from operating activities has amounted to $52.4 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

On October 29, 2013, we entered into a Securities Purchase Agreement with certain purchasers identified therein pursuant to which we sold and the purchasers purchased, an aggregate of 12,868,585 units of our securities, referred to as the Units, with each Unit consisting of the following:

•	either (a) one share of common stock, or (b) a five-year common stock warrant to purchase one share of common stock at an exercise price of $0.01 per share, referred to as the Series C Warrants;

•	a five-year warrant to purchase one share of common stock at an exercise price of $4.00 per share, referred to as the Series D Warrants; and

•	a warrant, expiring on October 31, 2014, to purchase one share of common stock at an exercise price of $2.40 per share, referred to as the Series E Warrants.

We sold and issued 8,413,354 Units consisting of shares of common stock, Series D Warrants and Series E Warrants at a purchase price of $2.40 per Unit, and 4,455,231 Units consisting of Series C Warrants, Series D Warrants and Series E Warrants at a purchase price of $2.39 per Unit, for total gross proceeds to us of $30.84 million, before deducting fees and other transaction related expenses of approximately $760,000.

From inception through December 31, 2013, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans and including the proceeds from our 2013 Offering, we believe our existing cash resources are sufficient to fund our operations through approximately the first quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2013.

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

Convertible Debentures and Warrant Liability

We account for the warrants issued in connection with the 2013 private placement, for the convertible debentures and warrants issued in connection with the 2012 private placement and for the warrants issued in connection with the 2010 private placement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by us, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	64	Chairman of the Board
Glenn R. Mattes	58	President, Chief Executive Officer and Director
Lawrence A. Kenyon	48	Chief Financial Officer
Alexander Zukiwski, M.D.	56	Vice President, Chief Medical Officer
David M. Tanen	42	Secretary and Director
Stefan Proniuk, Ph.D.	43	Vice President of Product Development
William F. Hamilton, Ph.D.	74	Director
Tomer Kariv	52	Director
Yacov Reizman	62	Director
Steven B. Ruchefsky	51	Director
Randy Thurman	64	Vice Chairman of the Board

 Arie S. Belldegrun, M.D., FACS has served as the Chairman of the Board of Arno since March 2008. Dr. Belldegrun is the Director of the UCLA Institute of Urologic Oncology and Professor and Chief of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, where he has held the Roy and Carol Doumani Chair in Urologic Oncology since 2000. He is also currently the Chairman of Two River Consulting, LLC, an organization that provides management, consulting and operational services for development stage biotechnology companies, which in the past has included Arno. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Dr. Belldegrun serves as a director of Teva Pharmaceuticals Industries Ltd., a publicly-held global pharmaceutical company, and he also serves as Executive Chairman, Chief Executive Officer and Founder of Kite Pharma, Inc., Chairman of TheraCoat Ltd., a director of SonaCare Medical Inc., each privately-held life sciences companies. From September 2009 to November 2013, Dr. Belldegrun served as a director of Nile Therapeutics, Inc., a publicly-held biopharmaceutical company. Dr. Belldegrun was the founder and founding Chairman of Agensys, Inc. and the co-founder and founding Vice Chairman of the Board and Chairman of the Scientific Advisory Board of Cougar Biotechnology (which was acquired by Johnson & Johnson in 2009). Dr. Belldegrun has also held the positions of Chairman of the Molecular and Biological Technology Committee of the American Urological Association and member of its Technology Assessment Council; member of the Governor’s Council on Bioscience for the State of California; biotechnology group leader of the Mayor of Los Angeles’ Economy and Jobs Committee; and is the author of over 450 scientific publications. Dr. Belldegrun received his medical degree at the Hebrew University Hadassah Medical School and conducted his post-doctoral studies at the Weizmann Institute of Science in Israel. He completed his urologic surgery residency at Harvard Medical School and his fellowship at the National Cancer Institute/National Institutes of Health.

Glenn R. Mattes was appointed to serve as Arno’s President, Chief Executive Officer, and director in April 2011. He has over 25 years of commercialization and general management experience across a wide range of businesses. From 2002 to 2011, Mr. Mattes served as the President of Tibotec Therapeutics, a Johnson & Johnson operating company focused on oncology and virology therapeutics, where he led the organization responsible for the development, marketing and sales of novel antiretroviral compounds in North America. Under Mr. Mattes’ leadership, Tibotec successfully launched the first two Johnson & Johnson products in the United States’ HIV/AIDS market. In 2008, Mr. Mattes was appointed to the President’s Advisory Council on HIV/AIDS (PACHA) by the U.S. Secretary of Health and Human Services to counsel White House administrations on both domestic and global health and treatment issues. Prior to Tibotec, from 1998 to 2002 Mr. Mattes served as the Vice President of Worldwide Commercial Operations at Centocor, where he played a critical role in defining Centocor’s overall business direction, as well as developing and implementing the organization’s sales and marketing strategy leading to the introduction of Remicade®. Prior to joining Centocor, Mr. Mattes gained a wealth of pharmaceutical experience at Rhone Poulenc Rorer (RPR) (now Aventis), where he held positions of increasing responsibility, including President of RPR Canada, and Vice President of Advanced Therapeutics and Oncology, North America, where he was largely responsible for the successful launch of both Taxotere® and Lovenox®. Mr. Mattes received a BS degree from the City University of New York.

Lawrence A. Kenyon, was appointed to serve as Arno’s Chief Financial Officer in February 2014. Mr. Kenyon was most recently Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly-held company engaged in the development of oncology and anti-infective therapeutics, from December 2011 to March 2013. Prior to that, from December 2008 to July 2010, Mr. Kenyon was Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of Par Pharmaceutical Companies, Inc., a publicly-held generic and branded specialty pharmaceuticals company. Prior to joining Par, Mr. Kenyon was Chief Financial Officer and Secretary of Alfacell Corporation from January 2007 until February 2009; he also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer, and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009.  Prior to joining Alfacell, Mr. Kenyon served as Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 until 2006. Mr. Kenyon holds a bachelor’s degree in accounting from the University of Wisconsin-Whitewater and is a Certified Public Accountant.

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

Stefan Proniuk, Ph.D. has over 15 years of experience in formulation and product development. Prior to joining Arno, he was the Sr. Manager of Pharmaceutical Technologies at Neurocrine Biosciences where he was responsible for overseeing development programs from Phase I to III. His group was also responsible for the preformulation of NCEs. Prior to his work at Neurocrine, Dr. Proniuk worked as a scientist at Cima Labs on the development and scale-up of fast dissolving tablet formulations (OraSolv®, DuraSolv®). Throughout his career he has worked on multiple regulatory submissions and marketed products. Dr. Proniuk holds a Ph.D. degree in Pharmaceutical Sciences from the University of Arizona, an MBA with emphasis in Entrepreneurship from San Diego State University and a Diplom (FH) in Chemical Engineering from the University of Applied Sciences Isny, Germany.

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

Tomer Kariv a director of Arno since September 2010, is the co-founder and Chief Executive Officer of Pontifax, a group of Israeli based life sciences venture funds focusing on investments in development stage bio-pharmaceutical and med-tech technologies. Mr. Kariv serves as an active board member of many of the funds' portfolio companies, assuming a special responsibility for strategic planning. Among others, Mr. Kariv serves as the Chairman of Check-Cap Ltd and is a board member of Macrocure Ltd. During the 10 years prior to establishing Pontifax in 2004, Mr. Kariv played a key role in investing, managing and nurturing technology driven companies and startups and has held senior management positions at top Israeli financial institutions. Mr. Kariv practiced law with Sullivan & Cromwell, a leading corporate law firm in New York, and holds a B.A. in Economics from Harvard University and a J.D. from Harvard Law School.

Yacov Reizman, a director of Arno since September 2010, has been the Chairman and Chief Executive Officer of FCC Ltd., a private investment company that he founded in 1987. Over the past decade FCC has invested directly in over 50 publicly traded and privately held companies in a diverse range of industries including: infrastructure; shipping; healthcare; and financial services. FCC also specializes in corporate finance and structured investments. Mr. Reizman was also co-founder and co-CEO of Azimuth Ltd., which traded on the TASE. Previously Mr. Reizman served in the Israeli Air Force (IAF) as a fighter pilot (Major) and led large-scale high-tech projects for the IAF, including joint projects with Israeli and U.S. defense industries. Mr. Reizman holds a B.A. in economics and in psychology from Tel Aviv University.

Steven Ruchefsky, a director of Arno since September 2010, is President of Commercial Street Capital LLC, a private investment company and significant stockholder in Arno. For the last decade, Mr. Ruchefsky has been working as an investment manager for the founder and CEO of a multi-billion dollar hedge fund. Mr. Ruchefsky began his career at a prominent New York City law firm where he became a partner, member of management and chair of a specialized litigation group. Upon leaving his law firm and prior to his current employment, Mr. Ruchefsky was a principal of an early stage venture capital operation. In addition to Arno, Mr. Ruchefsky currently sits on the boards of several public and private companies, including Itamar Medical (TASE: ITMR), Kite Pharma, Inc., and MD Solar Sciences, Inc. Mr. Ruchefsky is a graduate of The George Washington University Law School.

Randy Thurman has been a director of Arno since January 2013, and Vice Chairman of the board of directors since March 2014. Mr. Thurman currently serves as an operating executive and senior advisor in private equity and has worked with firms such as New Mountain Capital LLC and firm AEA Investors LP. Prior to that, he was a Founder, Chairman and CEO of VIASYS Healthcare Inc., a global leader in respiratory and neurological diagnostics, critical care, medical/surgical technologies and orthopedic product development and manufacturing, from 2001 to 2007. Prior to founding VIASYS Healthcare Inc., he was Founder and CEO of Strategic Reserves LLC, which provided advisory services to bio-pharmaceutical, genomic and medical device companies. He previously served as Executive Chairman of Enzon Inc., a publicly traded biopharmaceutical company, and as Chairman & CEO of Corning Life Sciences, Inc., Corning Incorporated’s health care division and the predecessor to Quest Diagnostics Incorporated and Covance Inc. Earlier in his career, Mr. Thurman was with Rorer Pharmaceuticals Inc., where he led its successful acquisition of Revlon Healthcare and subsequent merger with Rhône-Poulenc. He served as President of Rorer Pharmaceuticals Inc. and Rhone-Poulenc Rorer Pharmaceuticals Inc. Mr. Thurman has extensive board of director experience and currently serves as Executive Chairman of Presbia Inc., and is also a director of Allscripts Inc. Mr. Thurman completed Wharton’s Corporate Governance program. Mr. Thurman served as a U.S. Air Force fighter pilot in Vietnam and graduated from the U.S. Air Force Air Command & Staff College. Mr. Thurman received a B.S. in economics from Virginia Polytechnic Institute and an M.A. in management from Webster University.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as an early-stage public biopharmaceutical company. We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Reizman, Ruchefsky, Tanen, and Thurman have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharmaceutical and life science companies. Each of Drs. Belldegrun and Hamilton and Mr. Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise. Mr. Mattes’ extensive commercialization and general management experience and his current position as our President and Chief Executive Officer allow him to provide a unique insight into our development and growth. As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us. Mr. Thurman’s extensive experience in the health care industry allows him to contribute a wealth of operational, financial, and business development expertise to Arno.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors and persons who are the beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no applicable filings were required, we believe that all such filings were filed on a timely basis for the fiscal year ended December 31, 2013, except as set forth below:

•	Late Forms 4 were filed for Dr. Belldegrun on April 15, 2013 (reporting transactions on March 27, 2013), May 7, 2013 (reporting transactions on April 29, 2013), June 3, 2013 (reporting transactions on May 28, 2013) and November 5, 2013 (reporting transactions on October 29, 2013).

•	Late Forms 4 were filed for Dr. Proniuk on April 10, 2013 (reporting transactions on March 27, 2013) and May 6, 2013 (reporting transactions on April 29, 2013).

•	Late Forms 4 were filed for Mr. Kariv on April 10, 2013 (reporting tranactions on March 27, 2013), May 7, 2013 (reporting transactions on April 29, 2013) and June 5, 2013 (reporting transactions on May 28, 2013).

•	Late Forms 4 were filed for Mr. Mattes on April 9, 2013 (reporting tranactions on March 27, 2013) and May 6, 2013 (reporting transactions on April 29, 2013).

•	A late Form 3 was filed for Mr. Ruchefsky on February 12, 2013 and late Forms 4 were filed for Mr. Ruchefsky on April 9, 2013 (reporting tranactions on March 27, 2013), May 7, 2013 (reporting transactions on April 29, 2013) and June 4, 2013 (reporting transactions on May 28, 2013).

•	A late Form 3 was filed for Dr. Zukiwski on February 19, 2013 and late Forms 4 were filed for Dr. Zukiwski on April 11, 2013 (reporting tranactions on March 27, 2013), May 7, 2013 (reporting transactions on April 29, 2013) and November 8, 2013 (reporting transactions on November 4, 2013).

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

Audit Committee

The current members of our Audit Committee are Dr. Hamilton (Chair), Mr. Reizman and Mr. Kariv.  Our Board of Directors has determined that Dr. Hamilton qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC.  The Board has further determined that all members are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all of the compensation for the 2013 and 2012 fiscal years awarded to, earned by or paid to (i) our principal executive officer during the fiscal year ended December 31, 2013; and (ii) two other individuals that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our named executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)

Glenn R. Mattes	2013	378,560	151,424	805,280	18,000	1,353,264
President and CEO	2012	364,000	182,000	-	18,000	564,000
Alexander Zukiwski, M.D.	2013	408,000	183,600	694,492	12,000	1,298,092
VP and Chief Medical Officer	2012	394,000	197,000	-	12,000	603,000
Stefan Proniuk, Ph.D.	2013	215,000	96,750	150,828	-	462,578
VP of Product Development	2012	208,000	68,640	-	-	276,640

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation”.

(2)	Amounts represent automobile allowances.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Glenn Mattes

President and Chief Executive Officer

Mr. Mattes’ employment with us is governed by an employment agreement dated April 25, 2011. The term of the agreement expires on April 25, 2015, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal. Pursuant to the employment agreement, Mr. Mattes will receive an initial annualized base salary of $100,000 for a period of one year, after which his base salary will be increased to $350,000 per year, subject to further increases on an annual basis in accordance with the consumer price index plus 1%. Accordingly, Mr. Mattes’ base salary was increased to $378,560 on January 1, 2013 and to $393,700 on January 1, 2014. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Mr. Mattes will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary; provided, however, that Mr. Mattes will be eligible to receive a performance bonus of up to $175,000 during the first year of the term. For 2011, our Board of Directors awarded Mr. Mattes a performance bonus of $120,342, representing 100% of his target bonus prorated for his service during the year. For 2012, our Board awarded Mr. Mattes a performance bonus of $182,000, representing 100% of his target bonus. For 2013, our Board awarded Mr. Mattes a performance bonus of $151,424, representing 80% of his target bonus. In the event of a “Change of Control” (as defined in the Company’s 2005 Stock Option Plan), Mr. Mattes shall receive a cash bonus in an amount equal to the greater of (a) $100,000, and (b) 0.15% of the amount by which the aggregate consideration to be received by Arno and/or our stockholders in connection with such Change of Control exceeds $100,000,000.

Pursuant to the employment agreement, on the date of the agreement, Mr. Mattes was granted 10-year options to purchase a total of 294,297 shares of our common stock at an exercise price equal to $8.00 per share. Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.” The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on April 25, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments. The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Mr. Mattes’ Performance Options would vest in the maximum potential amount of 26,984 shares. In addition, Mr. Mattes was granted 31,250 shares of our common stock (the “Restricted Shares”) on the date of the employment agreement. The Restricted Shares shall vest in 12 equal monthly installments beginning on May 25, 2011. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Mr. Mattes’ Performance Options would vest in the maximum potential amount of 39,239 shares.

On January 14, 2013, Mr. Mattes was granted 10-year options to purchase a total of 64,500 shares of our common stock at an exercise price equal to $2.40 per share. Options relating to 60% of such shares are designated as “Employment Options” and options relating to the remaining 40% of the shares are designated as “Performance Options.” The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013. The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also on January 14, 2013, the Board determined that the exercise price applicable to all stock options previously granted to Mr. Mattes would be reduced from $8.00 to $2.40, the conversion price of the Debentures issued in our 2012 offering of debentures and warrants.

On October 7, 2013, our board of directors authorized a grant of a 10-year stock option under the 2005 Plan to Mr. Mattes to purchase a number of shares of our common stock equal to 5.5% of the total number of shares issuable by us upon the conversion of our outstanding Debentures issued 2012. Accordingly, after all of the Debentures were converted on October 29, 2013, our board granted to Mr. Mattes a 10-year stock option to purchase 386,697 shares, which option vests in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital). The exercise price of such option is $2.40 per share, which amount reflects our board of directors’ determination of fair market value on the date of grant.

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

Alexander Zukiwski, M.D.

Vice President and Chief Medical Officer

Dr. Zukiwski’s employment with us is governed by an employment agreement dated June 22, 2011. The term of the agreement expires on June 22, 2015, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal. Pursuant to the employment agreement, Dr. Zukiwski was entitled to an initial annualized base salary of $375,000, which was subsequently increased to $394,000 for 2012, to $408,000 for 2013, and to $424,320 for 2014. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary. For 2011, our Board awarded Dr. Zukiwski a performance bonus of $100,000, representing approximately 100% of his target bonus, prorated for his service during the year. For 2012, our Board awarded Dr. Zukiwski a performance bonus of $197,000, representing 100% of his target bonus. For 2013, our Board awarded Dr. Zukiwski a performance bonus of $183,600, representing 90% of his target bonus. Pursuant to the employment agreement, we have also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Dr. Zukiwski’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

Pursuant to the employment agreement, on the date of the agreement, Dr. Zukiwski was granted 10-year options to purchase a total of 218,750 shares of our common stock at an exercise price equal to $8.00 per share. Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.” The right to purchase 25% of the shares subject to the Employment Options will vest and become exercisable on June 22, 2012, and thereafter the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments. The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Dr. Zukiwski’s Performance Options would vest in the maximum potential amount of 19,278 shares. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Dr. Zukiwski’s Performance Options would vest in the maximum potential amount of 36,458 shares.

On January 14, 2013, Dr. Zukiwski was granted 10-year options to purchase a total of 73,125 shares of our common stock at an exercise price equal to $2.40 per share. Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.” The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013. The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also on January 14, 2013, the Board determined that the exercise price applicable to all stock options previously granted to Dr. Zukiwski would be reduced from $8.00 to $2.40, the conversion price of the Debentures issued in our 2012 offering of debentures and warrants.

On October 7, 2013, our board of directors authorized a grant of a 10-year stock option under the 2005 Plan to Dr. Zukiwski to purchase a number of shares of our common stock equal to 4.5% of the total number of shares issuable by us upon the conversion of our outstanding Debentures issued 2012. Accordingly, after all of the Debentures were converted on October 29, 2013, our board granted to Dr. Zukiwski a 10-year stock option to purchase 316,3897 shares, which option vests in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital). The exercise price of such option is $2.40 per share.

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

Stefan Proniuk, Ph.D.

Vice President of Product Development

Dr. Proniuk’s employment with us is governed by a letter agreement dated January 31, 2008, as amended on August 22, 2010. The letter agreement provides for Dr. Proniuk’s employment as our Director of Product Development on an at-will basis. Dr. Proniuk was subsequently promoted to Vice President of Product Development in January 2012. Under the letter agreement, Dr. Proniuk is entitled to an annual base salary of $150,000, which base salary was subsequently increased to $165,000 on November 16, 2008, to $167,000 on January 1, 2009, to $174,800 on January 1, 2011, to $187,800 on June 20, 2011, to $208,000 on January 1, 2012, to $215,000 on January 1, 2013, and to $223,600 on January 1, 2014. In addition, the letter agreement provides that Dr. Proniuk is eligible to receive an annual performance bonus of up to 15% of his base salary upon the successful completion of annual corporate and individual milestones, which target percentage was subsequently increased to 25% on January 1, 2010, and to 33% on January 1, 2012, and, solely with respect to the 2013 fiscal year, has been increased to 50%. For 2011, our Board awarded Dr. Proniuk a performance bonus of $47,000, representing approximately 103% of his target bonus. For 2012, our Board awarded Dr. Proniuk a performance bonus of $68,640, representing 100% of his target bonus. For 2013, our Board awarded Dr. Proniuk a performance bonus of $96,750, representing 90% of his target bonus.

Pursuant to the letter agreement, on the date of the agreement, Dr. Proniuk was granted 10-year options to purchase 9,968 shares of our common stock at an exercise price of $19.36, with one-fourth vesting after one year and the remainder vesting in 36 equal monthly installments thereafter. In addition, on June 20, 2011, Dr. Proniuk was granted 10-year options to purchase a total of 31,250 shares of our common stock at an exercise price equal to $8.00 per share. Options relating to 55% of such shares were designated as “Employment Options” and options relating to the remaining 45% of the shares were designated as “Performance Options.” The right to purchase 3,125 of the shares subject to the Employment Options vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter. The right to purchase the shares subject to the Performance Options shall vest and become exercisable, if at all, with respect to one-third of the shares in each calendar year, or a pro-rata portion thereof for a period less than a full year, subject to the successful achievement of specific performance objectives to be established by the Board. On January 17, 2012, the Board determined that, for the pro-rated period ended December 31, 2011, Proniuk’s Performance Options would vest in the maximum potential amount of 2,504 shares. On January 14, 2013, the Board determined that, for the calendar year ended December 31, 2012, Dr. Proniuk’s Performance Options would vest in the maximum potential amount of 4,687 shares.

On September 19, 2011, in consideration for cancelling the 10-year options to purchase 9,968 shares of our common stock that were issued to Dr. Proniuk on January 31, 2008, Dr. Proniuk was granted 10-year options to purchase 10,000 shares of our common stock at an exercise price of $8.00, with one-half immediately vested and the remainder vesting in 24 equal monthly installments commencing October 19, 2011.

On January 14, 2013, Dr. Proniuk was granted 10-year options to purchase a total of 13,750 shares of our common stock at an exercise price equal to $2.40 per share. Options relating to 50% of such shares are designated as “Employment Options” and options relating to the remaining 50% of the shares are designated as “Performance Options.” The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments commencing January 31, 2013. The right to purchase one-third of the shares subject to the Performance Options vested immediately and, of the remaining shares, 50% shall vest and become exercisable, if at all, in each calendar year thereafter, subject to the successful achievement of specific performance objectives to be established by the Board.

Also on January 14, 2013, the Board determined that the exercise price applicable to all stock options previously granted to Dr. Proniuk would be reduced from $8.00 to $2.40, the conversion price of the Debentures issued in our 2012 offering of debentures and warrants.

On October 7, 2013, our board of directors authorized a grant of a 10-year stock option under the 2005 Plan to Dr. Proniuk to purchase a number of shares of our common stock equal to 0.65% of the total number of shares issuable by us upon the conversion of our outstanding Debentures issued 2012. Accordingly, after all of the Debentures were converted on October 29, 2013, our board granted to Dr. Proniuk a 10-year stock option to purchase 45,701 shares, which option vests in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital). The exercise price of such option is $2.40 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2013:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Mattes	66,224	51,495	2.40	4/25/21	(1)
	154,506	22,072	2.40	4/25/21	(2)
	25,800	12,900	2.40	1/14/23	(3)
	8,600	17,200	2.40	1/14/23	(4)
	10,741	375,956	2.40	11/4/23	(5)

Dr. Zukiwski	55,736	53,639	2.40	6/22/21	(6)
	88,867	20,508	2.40	6/22/21	(7)
	24,375	12,188	2.40	1/14/23	(8)
	12,188	24,375	2.40	1/14/23	(9)
	8,788	307,601	2.40	11/4/23	(10)

Dr. Proniuk	7,192	6,870	2.40	6/20/21	(11)
	14,551	2,637	2.40	6/20/21	(12)
	10,000	-	2.40	9/19/21	(13)
	4,583	2,292	2.40	1/14/23	(14)
	2,292	4,583	2.40	1/14/23	(15)
	1,269	44,432	2.40	11/4/23	(16)

(1)	Option granted April 25, 2011 relating to an aggregate of 117,719 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(2)	Option granted April 25, 2011 relating to an aggregate of 176,578 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.
(3)	Option granted January 14, 2013 relating to an aggregate of 38,700 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.
(4)	Option granted January 14, 2013 relating to an aggregate of 25,800 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors.
(5)	Option granted November 4, 2013 relating to an aggregate of 386,697 shares and vesting in 36 equal monthly installments commencing December 4, 2013.
(6)	Option granted June 22, 2011 relating to an aggregate of 109,375 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(7)	Option granted June 22, 2011 relating to an aggregate of 109,375 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.
(8)	Option granted January 14, 2013 relating to an aggregate of 36,562 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.
(9)	Option granted January 14, 2013 relating to an aggregate of 36,562 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors.
(10)	Option granted November 4, 2013 relating to an aggregate of 316,389 shares and vesting in 36 equal monthly installments commencing December 4, 2013.
(11)	Option granted June 20, 2011 relating to an aggregate of 14,062 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.
(12)	Option granted June 20, 2011 relating to an aggregate of 17,187 shares, of which 3,125 shares vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter.
(13)	Option granted September 19, 2011 relating to an aggregate of 10,000 shares, of which 50% vested immediately and the remainder vest in 24 equal monthly installments commencing October 19, 2011.
(14)	Option granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.
(15)	Option granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors.
(16)	Option granted November 4, 2013 relating to an aggregate of 45,701 shares and vesting in 36 equal monthly installments commencing December 4, 2013.

Director Compensation

Prior to October 7, 2013, our non-employee directors were entitled to receive the following in consideration for their service on the Board: (1) an annual retainer of $25,000; (2) a stock option grant of 3,750 shares of the Company’s common stock upon their initial appointment or election to the Board; and (3) an annual stock option grant of 1,250 shares of the Company’s common stock. In addition, any non-employee director designated as chairman of the Board was entitled to an annual retainer of $10,000, the chair of the Board’s audit committee was entitled to an additional annual retainer of $8,000, and the chairs of the Board’s compensation and nominating & corporate governance committees were entitled to annual retainers of $4,000. In addition, as our chairman, Dr. Belldegrun received an annual retainer equal to $150,000. Stock options awarded to our non-employee directors have a 10-year term, vest in three equal annual installments commencing on the first anniversary of the grant date, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date.

Effective October 7, 2013, our board of directors adopted a new non-employee director compensation plan which provides the following compensation to our non-employee directors for their service on our Board: (1) an annual cash retainer of $50,000; (2) a 10-year stock option under the 2005 Plan to purchase a number of shares of our common stock equal to 0.10% of our then outstanding shares of common stock upon his or her initial appointment or election to the Board, which vests in 36 equal monthly installments commencing on the first month anniversary of the grant date; and (3) an annual 10-year stock option under the 2005 Plan to purchase a number of shares of our common stock equal to 0.05% of our then outstanding shares of common stock, which option vests in its entirety on the first anniversary of the grant date. In addition, any non-employee director designated as chairman of the Board is entitled to an annual retainer of $150,000, the chairs of the Board’s audit and finance committees are entitled to additional annual retainers of $10,000, and the chairs of the Board’s compensation and nominating & corporate governance committees are entitled to additional annual retainers of $5,000. The Chairman of the Board shall also be entitled to receive a stock option to purchase a number of shares of our common stock equal to 0.20% of our then outstanding shares of common stock upon his or her initial appointment or election to the Board and an annual stock option to purchase a number of shares equal to 0.10% of our then outstanding shares of common stock. Stock options awarded to our non-employee directors have a 10-year term, have an exercise price equal to the fair market value of our common stock on the grant date, and vest in their entirety upon a “change of control” of the Company, as such term is defined in the plan pursuant to which such options are granted.

In addition to the stock options issuable pursuant to the non-employee director compensation plan adopted on October 7, 2013, on November 4, 2013, the Board approved grants under the 2005 Plan of 10-year stock options to Dr. Belldegrun and Mr. Ruchefsky to purchase 3,422,300 and 136,896 shares of our common stock, respectively, which amounts represent 5.0% and 0.20%, respectively, of our fully-diluted outstanding shares of common stock on such grant date. Such additional stock option grants are subject to the same terms and conditions as the initial option grants issuable to our non-employee directors, as described above. Further, our board of directors authorized additional 10-year stock options to Mr. Ruchefsky to purchase a number of shares of our common stock equal to 0.20% and 0.10%, respectively, of the then fully-diluted outstanding shares of our common stock. Each of the additional stock options to be granted to Mr. Ruchefsky shall vest and become exercisable in 36 equal monthly installments commencing on the first month anniversary of the applicable grant date, shall be exercisable at the then fair market value of the common stock (as determined in accordance with our stock option pricing policy in effect on the date of grant), and shall vest and become exercisable upon a change of control, as described in the 2005 Plan.

The following table sets forth the compensation paid to our directors for their service in 2013.

Name	Fees earned or paid in cash	Option Awards (1)(2)	Total
Arie S. Belldegrun, M.D.	$150,000	$7,347,423	$7,497,423
William F. Hamilton, Ph.D.	$39,750	$141,297	$181,047
Tomer Kariv	$32,250	$141,297	$173,547
Glenn Mattes	$-	$-	$-
Yacov Reizman	$32,750	$141,297	$174,047
Steven B. Ruchefsky	$35,000	$423,891	$458,891
David M. Tanen	$31,250	$141,297	$172,547

(1)	Except as otherwise noted, amounts reflect the grant date fair value of option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation – Stock Compensation.”
(2)	As of December 31, 2013, the aggregate number of option awards outstanding for each director was as follows: Arie S. Belldegrun, M.D., options to purchase 3,624,218 shares; William F. Hamilton, Ph.D., options to purchase 73,448 shares; Tomer Kariv, options to purchase 72,198 shares; Yacov Reizman, options to purchase 72,198 shares; Glenn Mattes, options to purchase 745,494 shares; Steven B. Ruchefsky, options to purchase 209,094 shares; David M. Tanen, options to purchase 70,948 shares; and Randy H. Thurman, options to purchase 93,448 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 31, 2014 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of each of our executive officers and directors identified below is 200 Route 31 North, Suite 104, Flemington, New Jersey 08822.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	3,734,000	16.2
Glenn Mattes (3)	508,551	2.4
Alexander Zukiwski (4)	621,499	3.0
David M. Tanen (5)	226,023	1.1
Stefan Proniuk, Ph.D. (6)	81,553		*
William F. Hamilton, Ph.D. (7)	91,559		*
Tomer Kariv (8)	3,436,625	15.3
Yacov Reizman (9)	118,886		*
Steven B. Ruchefsky (10)	4,528,167	19.4
Randy Thurman (11)	40,730		*
All current executive officers and directors as a group (12 persons)	13,432,724	45.7

Pontifax (8)	3,410,061	15.2
14 Shenkar St.
Herzeliya 46140
Israel

Commercial Street Capital, LLC (10)	4,475,660	19.3
800 Westchester Ave.
Rye Brook, NY 10573

Auriga Investors (12)(13)	1,285,137	9.9
5-Rue Jean Monnet
L-2180 Luxembourg

Bonderman Family LP (12)(14)	3,750,000	9.9
301 Commerce Street
Suite 3000
Fort Worth, TX 76102

Frost Gamma Investments Trust (15)	2,062,500	9.5
4400 Biscayne Blvd.
Miami, FL 33137

Green Fields Offshore Inc. (12)(16)	2,582,115	9.9
Four Seasons Residences, Spring 19D
Jl. Setiabudi Tengah
Jakarta, 12910
Indonesia

OPKO Health, Inc. (12)(17)	2,499,999	9.9
4400 Biscayne Blvd.
Miami, FL 33137

Perceptive Life Sciences Master Fund, Ltd. (12)(18)	11,110,083	9.9
c/o Perceptive Advisors LLC
499 Park Ave, 25th Floor
New York, NY 10022

Quantum Partners LP (12)(19)	12,770,676	9.9
c/o Soros Fund Management LLC
888 Seventh Avenue
New York, NY 10106

Sabby Management, LLC (12)(20)	4,250,124	9.9
10 Mountainview Road, Suite 205
Upper Saddle River, NJ 07458

Talpion Equity Partners Master Fund LP (12) (21)	1,250,001	5.9
65 East 55th Street
34th Floor
New York, NY 10022

* represents less than 1%.

(1)	Based upon 20,370,331 issued and outstanding shares of our common stock as of March 31, 2014. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Beneficial ownership includes: (i) 3,115 shares of our common stock and 582,083 shares issuable upon the exercise of stock options held by Dr. Belldegrun; (ii) 379,294 shares of our common stock and 770,450 shares issuable upon the exercise of warrants held by Arie and Rebecka Belldegrun as Trustees of the Belldegrun Family Trust dated February 18, 1994; (iii) 100,481 shares of our common stock and 222,221 shares issuable upon the exercise of warrants held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan; (iv) 143,809 shares of our common stock and 221,457shares issuable upon the exercise of warrants held by Leumi Overseas Trust Corporation Limited (“Leumi”) as Trustee of the BTL Trust; (v) 254,887 shares of our common stock and 541,665 shares issuable upon the exercise of warrants held by Leumi as Trustee of the Tampere Trust; and (vi) 174,644 shares of our common stock and 339,894 shares issuable upon the exercise of warrants held by MDRB Partnership, L.P. (“MDRB”). Dr. Belldegrun is a beneficiary of each of the BTL Trust and the Tampere Trust and is the managing partner of MDRB. Dr. Belldegrun holds voting and/or dispositive power over the shares held by MDRB and the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan. Richard J. Guillaume and Christopher R.P. Lees, directors of Leumi, hold voting and/or dispositive power over the shares held by Leumi as trustee of each of the BTL Trust and the Tampere Trust.

(3)	Beneficial ownership includes 77,203 shares of our common stock, 97,220 shares issuable upon exercise of warrants, and 334,128 shares issuable upon the exercise of options.
(4)	Beneficial ownership includes 117,026 shares of our common stock, 249,998 shares issuable upon exercise of warrants, and 254,475 shares issuable upon the exercise of options.
(5)	Beneficial ownership includes 171,712 shares of our common stock, 18,691 shares held by Mr. Tanen’s minor children, 10,306 shares issuable upon exercise of warrants and 25,314 shares issuable upon the exercise of options held by Mr. Tanen.
(6)	Beneficial ownership includes 10,047 shares of our common stock, 22,221 shares issuable upon exercise of warrants, and 49,285shares issuable upon the exercise of options.
(7)	Beneficial ownership includes 22,079 shares of our common stock, 41,666 shares issuable upon the exercise of warrants and 27,814 shares issuable upon the exercise of stock options.
(8)	Beneficial ownership includes: (i) 26,564 shares issuable upon the exercise of stock options held by Mr. Kariv; and (ii) 1,308,121 shares of our common stock and 2,101,940 shares issuable upon the exercise of warrants held by affiliates of Pontifax, of which Mr. Kariv is chief executive officer. Mr. Kariv and Ran Nussbaum hold voting and/or dispositive power over the shares held by Pontifax.
(9)	Beneficial ownership includes: (i) 26,564 shares issuable upon the exercise of stock options held by Mr. Reizman; and (ii) 38,285 shares of our common stock and 54,037 shares issuable upon the exercise of warrants held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer.
(10)	Beneficial ownership includes: (i) 3,125 shares issuable upon the exercise of warrants and 49,382 shares issuable upon the exercise of stock options held by Mr. Ruchefsky; and (ii) 1,596,272 shares of our common stock and 2,879,388 shares issuable upon the exercise of warrants held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president. Mr. Ruchefsky holds voting and/or dispositive power over the shares held by Commercial Street Capital, LLC.
(11)	Beneficial ownership includes 1,250 shares of our common stock and 39,480 shares issuable upon the exercise of options.
(12)	Notwithstanding the number of shares of our common stock shown as beneficially owned by the security holder in the table above, the Series A Warrants, Series B Warrants, or 2013 Warrants held by the security holder provide that the security holder may not exercise such Series A Warrants, Series B Warrants, or 2013 Warrants to the extent that the security holder would beneficially own in excess of 9.99% of our outstanding common stock immediately after giving effect to such exercise.
(13)	Beneficial ownership includes (i) 25,000 shares of our common stock and 50,000 shares issuable upon the exercise of warrants held by Auriga Global Investors SV, SA and (ii) 376,804 shares of our common stock, 520,833 shares issuable upon the exercise of Series A Warrants, and 312,500 shares issuable upon the exercise of Series B Warrants, all held by Auriga Investors – Montserrat Global Fund. Dr. Raj Mehra holds voting and/or dispositive power over the shares held by Auriga Investors – Montserrat Global Fund and Auriga Global Investors SV, SA.
(14)	Beneficial ownership includes 2,500,000 shares issuable upon the exercise of warrants. Leonard Potter holds voting and/or dispositive power over the shares held by Bonderman Family LP.
(15)	Beneficial ownership includes 1,375,000 shares issuable upon the exercise of warrants. Phillip Frost holds voting and/or dispositive power over the shares held by Frost Gamma Investments Trust.
(16)	Beneficial ownership includes 100,480 shares of our common stock and 2,481,635 shares issuable upon the exercise of warrants. Anton Linderum holds voting and/or dispositive power over the shares held by Green Fields Offshore Inc.
(17)	Beneficial ownership includes 1,666,666 shares issuable upon the exercise of warrants.
(18)	Beneficial ownership includes 2,034,721 shares of our common stock and 9,075,362 shares issuable upon the exercise of warrants. Joseph Edelman holds voting and/or dispositive power over the shares held by Perceptive Life Sciences Master Fund, Ltd.
(19)	Beneficial ownership includes 10,768,689 shares issuable upon the exercise of warrants. Soros Fund Management LLC (“SFM”) serves as principal investment manager to Quantum Partners LP. As such, SFM has been granted investment discretion over portfolio investments, including the shares reported in the table above, held for the account of Quantum Partners LP. George Soros serves as Chairman of SFM and Robert Soros serves as President and Deputy Chairman of SFM.
(20)	Beneficial ownership includes: (i) with respect to Sabby Healthcare Volatility Master Fund, Ltd., 807,634 shares of our common stock and 2,013,888 shares issuable upon the exercise of warrants; and (ii) with respect to Sabby Volatility Warrant Master Fund, Ltd., 386,937 shares of our common stock and 1,041,665 shares issuable upon the exercise of warrants. Each of Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Funds”) has indicated to us that Hal Mintz has voting and investment power over the shares held by it. Each of the Sabby Funds has also indicated to us that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over these shares except to the extent of any pecuniary interest therein.
(21)	Beneficial ownership includes 833,334 shares issuable upon the exercise of warrants. Henry Swieca holds voting and/or dispositive power over the shares held by Talpion Equity Partners Master Fund LP.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our 2005 Stock Option Plan (the “Plan”), which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2013 with respect to the Plan

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	5,758,463	$2.66	5,356,853

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	5,758,463	$2.66	5,356,853

On January 14, 2013, our Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan from 875,000 shares to 945,276 shares. Also on January 14, 2013, our Board of Directors authorized amendments to outstanding stock option awards relating to an aggregate of 555,547 shares to reduce the exercise price of such stock options from $8.00 to $2.40 per share, which price the Board of Directors determined was at least equal to the fair market value of our common stock. On October 7, 2013, our Board of Directors approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan from 945,276 to 11,155,295 shares.

ITEM 13.	certain relationships and related transactions, and director independence

Certain Relationships and Related Transactions

Dr. Belldegrun and Mr. Tanen, each a current director and substantial stockholder of Arno, and Mr. Joshua A. Kazam, a director until September 2010, control Two River Consulting, LLC, or TRC. From 2010 to 2013, certain employees of TRC, including Mr. Tanen, our former President, and Mr. Scott L. Navins, our former Treasurer, performed substantial services for us, including without limitation operational, managerial, financial, clinical and regulatory activities for which we paid TRC a monthly consulting fee of $55,000 pursuant to a services agreement. While the term of the services agreement expired on April 1, 2011, we continued to utilize the services of TRC on an as needed basis until December 2013. Other than the payments to TRC, we did not pay any salary or other compensation to Messrs. Tanen and Navins for their services to us through December 2013. From January 1, 2014 to March 15, 2014, we directly employed Mr. Navins as our VP of Finance and Treasurer, for which he was paid a salary.

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

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2013 and 2012:

Fee Category	2013 Fees	2012 Fees
Audit Fees	$131,750	$112,000
Audit-Related Fees (1)	45,026	15,848
Tax Fees (2)	6,850	6,500
All Other Fees (3)	-	-

Total Fees	$183,626	$134,348

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

(3)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2013 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2013 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed March 6, 2008).
2.2	Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
2.3	Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
3.1	Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. as amended through October 29, 2013.
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
3.4	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
3.5	Certificate of Amendment of Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Common Stock Purchase Warrant issued to former note holders of Arno Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 9, 2008).
4.3	Form of Class A Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.4	Form of Class B Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.5	Form of Placement Agent Warrant issued in September 2010 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.6	Form of 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed November 27, 2012).
4.7	Form of Amendment No. 1 to 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.7 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2013, SEC File No. 333-185690).
4.8	Form of Series A/B Warrant issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed November 27, 2012).
4.9	Form of Placement Agent Warrant issued in November 2012 private placement (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
4.10	Form of Series C Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 30, 2013).
4.11	Form of Series D/E Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed October 30, 2013).
10.1	Letter agreement dated January 31, 2008 between Arno Therapeutics, Inc. and Stefan Proniuk.*
10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through October 29, 2013.*
10.3	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	License Agreement dated October 25, 2006 between Arno Therapeutics, Inc. and The University of Pittsburgh (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed June 9, 2008).+
10.5	License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+

10.6	License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+
10.7	Form of Subscription Agreement between Arno Therapeutics, Inc. and the investors in the June 2, 2008 private placement (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed June 9, 2008).
10.8	Services Agreement dated June 1, 2009, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.9	Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.10	First Amendment to Services Agreement dated September 9, 2010, between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.11	Letter Agreement dated February 18, 2010 between Arno Therapeutics, Inc. and Two River Consulting, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 filed January 18, 2011, SEC File No. 333-170474).
10.12	Letter agreement dated August 22, 2010 between Arno Therapeutics, Inc. and Stefan Proniuk (incorporated by reference to Exhibit 10.12 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 29, 2013, SEC File No. 333-185690).*
10.13	Employment Agreement by and between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed April 28, 2011).*
10.14	Restricted Stock Agreement between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.15	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.16	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.17	Indemnification Agreement by and between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed April 28, 2011).*
10.18	Employment Agreement by and between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 28, 2011).*
10.19	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.20	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alex Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.21	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.22	Master Services Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.23	Form of Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 27, 2012).
10.24	Form of Registration Rights Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 27, 2012).
10.25	Amendment No. 1 dated December 13, 2012 to Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
10.26	Letter Agreement between Arno Therapeutics, Inc. and Randy Thurman, dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 4, 2013).*
10.27	Form of Joint Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated March 25, 2013 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2013, SEC File No. 333-185690).

10.28	Summary of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 11, 2013).*
10.29	Securities Purchase Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 30, 2013).
10.30	Registration Rights Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 30, 2013).
10.31	Conversion Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Holders of Arno Therapeutics, Inc.’s 2012 8% Senior Convertible Debentures (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed October 30, 2013).
10.32	Amendment No. 2 dated October 29, 2013, to Securities Purchase Agreement and Registration Rights Agreement, each dated November 26, 2012, among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 30, 2013).
10.33	Agreement dated October 29, 2013, between Arno Therapeutics, Inc., OPKO Health, Inc. and Frost Group, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 30, 2013).
10.34	Form of stock option agreement for use under the Registrant’s 2005 Stock Option Plan beginning November 4, 2013.*
23.1	Consent of Crowe Horwath LLP
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2013 and 2012, (ii) Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from August 1, 2005 (inception) through December 31, 2013, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2013, (iv) Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from August 1, 2005 (inception) through December 31, 2013, and (v) Notes to Financial Statements. ^

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

ARNO THERAPEUTICS, INC.

By:	/s/ Glenn Mattes
Glenn Mattes President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Glenn Mattes and Lawrence A. Kenyon, and each of them, his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Mattes	President, Chief Executive Officer, and Director	March 31, 2014
Glenn Mattes	(Principal Executive Officer)

/s/ Lawrence A. Kenyon	Chief Financial Officer	March 31, 2014
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	March 31, 2014
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	March 31, 2014
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	March 31, 2014
Tomer Kariv

/s/ Yacov Reizman	Director	March 31, 2014
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	March 31, 2014
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	March 31, 2014
David M. Tanen

/s/ Randy Thurman	Vice Chairman of the Board	March 31, 2014
Randy Thurman

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders

Arno Therapeutics, Inc.

Flemington, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended and the period from August 1, 2005 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and the period from August 1, 2005 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York

March 31, 2014

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$26,774,203	$10,943,437
Prepaid expenses and other current assets	86,266	203,516

Total current assets	26,860,469	11,146,953

Property and equipment, net	11,720	24,837
Deferred financing fees, net	-	1,709,530
Security deposit	10,455	10,455

Total assets	$26,882,644	$12,891,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,941,998	$1,553,154
Accrued expenses and other current liabilities	925,255	1,652,159
Due to related party	26,039	28,268
Deferred rent	7,797	12,711

Total current liabilities	3,901,089	3,246,292

Convertible debentures, net	-	491,039
Derivative liabilities	35,864,881	21,420,276

Total liabilities	39,765,970	25,157,607

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,370,331 and 4,545,618 shares issued and outstanding	5,465	3,611
Additional paid-in capital	76,668,966	37,631,339
Deficit accumulated during the development stage	(89,557,757)	(49,900,782)

Total stockholders' (deficit) equity	(12,883,326)	(12,265,832)

Total liabilities and stockholders' (deficit) equity	$26,882,644	$12,891,775

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from
	Year ended December 31,		August 1, 2005 (inception) to
	2013	2012	December 31, 2013

Operating expenses:
Research and development	$13,476,369	$8,537,130	$50,321,577
General and administrative	3,464,180	2,298,671	12,806,792

Total operating expenses	16,940,549	10,835,801	63,128,369

Loss from operations	(16,940,549)	(10,835,801)	(63,128,369)

Other (expense) income:
Interest income	17,737	7,849	431,857
Interest expense	(18,569,157)	(6,361,029)	(26,190,285)
Other (expense) income	(4,165,006)	2,801,199	(670,960)

Total other (expense) income	(22,716,426)	(3,551,981)	(26,429,388)

Net loss	$(39,656,975)	$(14,387,782)	$(89,557,757)

Net loss per share - basic and diluted	$(5.28)	$(3.17)

Weighted-average shares outstanding -basic and diluted	7,516,223	4,540,321

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO DECEMBER 31, 2013

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	IN CAPITAL	STAGE	EQUITY (DEFICIT)

Issuance of common shares to founders at $0.0001 per share	-	$-	1,246,100	$997	$4,003	$-	$5,000

Stock based compensation for services	-	-	-	-	9,700	-	9,700

Net loss, period from August 1, 2005 (inception) through December 31, 2006	-	-	-	-	-	(370,893)	(370,893)

Balance at December 31, 2006	-	-	1,246,100	997	13,703	(370,893)	(356,193)

Stock based compensation for services	-	-	-	-	88,300	-	88,300

Net loss, year ended December 31, 2007	-	-	-	-	-	(3,359,697)	(3,359,697)

Balance at December 31, 2007	-	-	1,246,100	997	102,003	(3,730,590)	(3,627,590)

Common stock sold in private placement, net of
issuance costs of $141,646	-	-	920,086	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of private placement	-	-	245,292	196	4,278,322	-	4,278,518

Note discount arising from note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction -
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	137,525	110	120,538	-	120,648

Warrants issued for services	-	-	-	-	480,400	-	480,400

Stock based compensation for services	-	-	-	-	1,131,218	-	1,131,218

Net loss, year ended December 31, 2008						(12,913,566)	(12,913,566)

Balance at December 31, 2008	-	-	2,549,003	2,039	24,504,525	(16,644,156)	7,862,408

Stock based compensation for services	-	-	-	-	647,448	-	647,448

Stock option exercise	-	-	2,500	2	2,598	-	2,600

Net loss, year ended December 31, 2009						(6,936,705)	(6,936,705)

Balance at December 31, 2009	-	-	2,551,503	2,041	25,154,571	(23,580,861)	1,575,751

Stock based compensation for services	-	-	-	-	249,286	-	249,286

Convertible preferred units issued in private placement, net of issuance costs of $1,299,770	1,909,250	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with private placement	-	-	-	-	464,720	-	464,720

Net loss, year ended December 31, 2010	-	-	-	-	-	(4,023,026)	(4,023,026)

Balance at December 31, 2010	1,909,250	1,527	2,551,503	2,041	36,036,139	(27,603,887)	8,435,820

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(1,909,250)	(1,527)	1,909,250	1,527	-	-	-

Issuance of stock dividend in connection with conversion of preferred stock	-	-	39,884	32	(32)	-	-

Grant of restricted shares	-	-	31,250	-	115,168	-	115,168

Stock option exercise	-	-	6,231	5	6,475	-	6,480

Net loss, year ended December 31, 2011	-	-	-	-	-	(7,909,113)	(7,909,113)

Balance at December 31, 2011	-	-	4,538,118	3,605	36,865,034	(35,513,000)	1,355,639

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement agent agreement	-	-	7,500	6	43,494	-	43,500

Net loss, year ended December 31, 2012	-	-	-	-	-	(14,387,782)	(14,387,782)

Balance at December 31, 2012	-	-	4,545,618	3,611	37,631,339	(49,900,782)	(12,265,832)

Stock based compensation for services	-	-	-	-	1,456,776	-	1,456,776

Issuance of common shares in lieu of liquidated damages	-	-	380,606	305	913,205	-	913,510

Issuance of common shares upon debenture conversions and in satisfaction of accrued interest	-	-	7,030,753	708	22,276,390	-	22,277,098

Common stock sold in private placement, net of issuance costs of $766,803	-	-	8,413,354	841	9,157,412	-	9,158,253

Issuance of Series C warrants	-	-	-	-	5,233,844	-	5,233,844

Net loss, year months ended December 31, 2013	-	-	-	-	-	(39,656,975)	(39,656,975)

Balance at December 31, 2013	-	$-	20,370,331	$5,465	$76,668,966	$(89,557,757)	$(12,883,326)

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period from
	Year ended December 31,		August 1, 2005 (inception) to
	2013	2012	December 31, 2013
Cash flows from operating activities
Net loss	$(39,656,975)	$(14,387,782)	$(89,557,757)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,117	13,836	128,097
Stock-based compensation	1,456,776	722,811	5,127,991
Change in fair value of derivative liability	4,166,454	(2,806,750)	1,724,755
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(4,914)	5,360	7,797
Loss on disposal of assets	-	-	5,357
Noncash interest expense	18,996,553	6,255,996	25,564,067

Changes in operating assets and liabilities
Prepaid expenses and other current assets	117,250	93,432	(86,266)
Security deposit	-	-	(10,455)
Accounts payable	1,388,844	869,993	2,941,998
Accrued expenses	(717,452)	(130,170)	340,419
Due to related party	(2,229)	(56,488)	26,039

Net cash used in operating activities	(14,242,576)	(9,419,762)	(52,399,042)

Cash flows from investing activities
Purchase of property and equipment	-	-	(100,174)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	-	-	(185,299)

Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of units in private placement, net	19,425,340	-	37,115,377
Deferred financing fees paid	-	(1,172,345)	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	14,857,200	14,857,200
Proceeds from issuance of warrants	10,648,002	-	10,648,002
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	30,073,342	13,684,855	79,358,544

Net increase in cash and cash equivalents	15,830,766	4,265,093	26,774,203
Cash and cash equivalents at beginning of period	10,943,437	6,678,344	-

Cash and cash equivalents at end of period	$26,774,203	$10,943,437	$26,774,203

Supplemental schedule of cash flows information:

Cash paid for interest	$157,284	$105,034	$342,318

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$14,293	$-	$14,293
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$913,510	$-	$913,510
Issuance of common shares in lieu of accrued and additional interest	$2,016,804	$-	$2,016,804
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$12,973,055	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$43,500	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012 and the period

from August 1, 2005 (inception) to December 31, 2013

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

2. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of December 31, 2013 were approximately $26.8 million, compared to approximately $10.9 million as of December 31, 2012. Based on its resources at December 31, 2013, and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the first quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the first quarter of 2015, management can provide no assurances that the Company will be successful in raising sufficient funds.

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

3. THE MERGER AND BASIS OF PRESENTATION (Continued)

As a condition and immediately prior to the closing of the Merger, on June 2, 2008, Old Arno completed a private placement of its equity securities whereby it received gross proceeds of approximately $17,732,000 through the sale of approximately 3,691,900 shares of Old Arno Common Stock to selected accredited investors, which shares were exchanged for approximately 7,360,700 shares of Company Common Stock after giving effect to the Merger. Contemporaneously with the June 2008 private placement, the Old Arno’s outstanding 6% Notes converted into 984,246 shares of Old Arno’s common stock and the holders of the Notes received warrants to purchase an aggregate of 98,409 shares of Old Arno common stock at an exercise price equal to $4.83 per share. The shares issued upon conversion were exchanged for an aggregate of approximately 1,962,338 shares of the Company’s Common Stock and the warrants were exchanged for five-year warrants to purchase an aggregate of approximately 196,189 shares of the Company’s Common Stock at an exercise price equal to $2.42 per share.

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

(c) Reverse Stock Split

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(f) Fair Value of Financial Instruments

The Company measures fair value in accordance with generally accepted accounting principles. Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements. Financial instruments included in the Company’s balance sheets consist of cash and cash equivalents, accounts payable, accrued expenses, due to related parties, and derivative liability. The carrying amounts of these instruments reasonably approximate their fair values due to their short-term maturities.

(g) Convertible Debentures and Warrant Liability

The Company accounts for the convertible debentures and warrants issued in connection with the 2013, 2012 and 2010 Purchase Agreements (see Note 10) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2013, potentially dilutive securities include:

December 31, 2013

Warrants to purchase common stock	34,181,166
Options to purchase common stock	5,594,151
Total potentially dilutive securities	39,775,318

There were no potentially dilutive securities as of December 31, 2012.

For the year ended December 31, 2013 and 2012, 13,966,897 and 20,726,257 options, warrants and convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of December 31, 2013 and 2012, respectively.

(l) Comprehensive Loss

The Company has no components of other comprehensive loss other than its net loss, and accordingly, comprehensive loss is equal to net loss for all periods presented.

(m) Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The Company provides a valuation allowance when it appears more likely than not that some or all of the net deferred tax assets will not be realized. The Company has not performed an Internal Revenue Section 382 limitation study. Depending on the outcome of such study, the gross amount of net operating losses recognized in future tax periods could be limited.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2013 and 2012 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2013 and 2012, respectively.

(n) Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consist of the following:

	2013	2012
Computer equipment and software	$17,721	$17,721
Office furniture and equipment	52,242	52,242
Leasehold improvements	8,449	8,449
Total property and equipment	78,412	78,412
Accumulated depreciation	(66,692)	(53,575)
Total property and equipment, net	$11,720	$24,837

Depreciation expense for the years ended December 31, 2013 and 2012, and the period from August 1, 2005 (inception) through December 31, 2013, was $13,117, $13,836 and $83,096, respectively.

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

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

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and the Company made a $150,000 payment to Invivis during October 2013. The Company made its next milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone. The first patient was dosed in January 2014. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement which expired in February 2014, Invivis provided the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833. The Company is currently in discussions with Invivis to renew this services agreement.

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

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

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

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company was not required to make any milestone payments during 2013 and does not expect to be required to make any milestone payments under these license agreements during 2014.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2013 and 2012 consist of the following:

	2013	2012

Accrued compensation and related benefits	$439,156	$304,772
Accrued research and development expense	316,099	713,099
Accrued liquidated damages	-	594,288
Accrued other expense	170,000	40,000

Total accrued liabilities	$925,255	$1,652,159

8. CONVERTIBLE DEBENTURES

On November 26, 2012, the Company entered into a Securities Purchase Agreement, with a number of institutional and accredited investors (as amended, the “2012 Purchase Agreement”) pursuant to which the Company sold in a private placement an aggregate principal amount of $14,857,200 of three-year 8% Senior Convertible Debentures(“the Debentures”). In accordance with the 2012 Purchase Agreement, the Company also issued five-year Series A warrants to purchase an aggregate of 6,190,500 shares of common stock at an initial exercise price of $4.00 per share (the “Series A Warrants”) and 18-month Series B warrants to purchase an aggregate of 6,190,500 shares of common stock at an initial exercise price of $2.40 per share (the “Series B Warrants” and together with the Series A Warrants, the “2012 Warrants”). The sale of the Debentures and 2012 Warrants, which occurred in two closings on November 26, 2012 and December 18, 2012, resulted in aggregate gross proceeds of approximately $14.9 million, before deducting placement agent fees and other transaction-related expenses of approximately $1.2 million. The 2012 Warrants were valued at $12,430,524 on issuance and recorded as a debt discount.

The conversion price of the Debentures was subject to a “full-ratchet” anti-dilution provision, such that in the event the Company makes an issuance of common stock (subject to customary exceptions) at a price per share less than the applicable exercise price of the Debentures, the applicable conversion price will be reduced to the price per share applicable to such new issuance. However, after such time as the Company has raised at least $12 million in subsequent equity financings, the conversion price of the Debentures will be subject to a customary weighted-average price adjustment with respect to new issuances. This conversion feature of the Debentures is considered an embedded derivative and was accounted for separately from the Debentures and was valued at $7,548,500 on issuance and recorded as a debt discount.

The following table reflects the debt discount for the 2012 Warrants and the embedded conversion feature of the Debentures at their fair values on issuance:

Issuance
Debentures, principal	14,857,200
2012 Warrant liability	(12,430,524)
Debenture conversion feature	(7,548,500)
(5,121,824)

The excess fair value over proceeds on the date of issuance of approximately $5.1 million was recorded in interest expense on the statement of operations on the issuance. As of December 31, 2013 and December 31, 2012, the Company recorded amortization on the debt discount of approximately $14.9 million and $0.5 million, respectively, to interest expense. As a result of the Conversion Agreement, as discussed below, the Company accelerated the amortization of the remaining balance of debt discount of approximately $10.6 million on October 29, 2013 as the underlying debentures converted into common shares.

On October 29, 2013, the Company also entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Holders”) of its Debentures.

Pursuant to the Conversion Agreement, the Holders agreed to convert the entire outstanding principal amount of their Debentures, together with accrued and unpaid interest through October 29, 2013, into shares of the Company’s common stock at a conversion price of $2.40 per share for a total of approximately 6,530,154 shares, of which 345,606 shares were issued for the accrued and unpaid interest. As a result of such conversion, all of the Company’s obligations under the Debentures are fully satisfied.

As additional consideration for their agreement to convert the Debentures, the Company provided each Holder with one year of additional accrued interest at 8% per annum at conversion and extended the term of the Series B Warrants issued to the Holders in connection with their initial purchase of the Debentures to October 31, 2014. The additional year of accrued interest was satisfied by the issuance of shares of common stock at a price of $2.40 per share for a total additional issuance of approximately 494,764 shares of common stock. The Company recorded the inducement to convert the debentures as additional interest expense in the amount of approximately $1,187,433.

8. CONVERTIBLE DEBENTURES (Continued)

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

On March 25, 2013, the Company and holders of approximately 80% of the principal amount of Debentures entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company agreed to issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) $2.40. Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued shares of common stock to the investors in lieu of an aggregate cash payment of $297,148, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended. On April 29, 2013, in accordance with the amendment to the Registration Rights Agreement, the Company issued additional shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

In May 2013, the Company determined that investors were entitled to additional liquidated damages arising from the 2012 Purchase Agreement in the amount of $288,674.  The Company assessed that this amount should have been accrued in 2012 as part of the issuance. The Company determined that the impact of not reflecting this in 2012 was not material to the 2012 financial statements and has reflected this as interest expense in the first quarter of 2013.  This expense resulted in the issuance of additional shares and a non-cash charge in 2013. On May 27, 2013, the Company issued shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended. The aggregate number of shares issued in lieu of cash payments for liquidated damages under the Debentures was 380,606 shares of common stock.

8. CONVERTIBLE DEBENTURES (Continued)

In March 2013, the Company sought the agreement of the Debenture holders to amend their respective Debentures to provide for the accrual of all interest payments under such Debentures until the applicable maturity date in November or December of 2015, with such interest accruing at the rate of 8% per annum, compounding quarterly. As of October 29, 2013, the date of the Conversion Agreement, the Company had entered into such amendments with the holders of Debentures in the aggregate principal amount of $12,230,000. In connection with the Conversion Agreement, all of the accrued interest on the Debentures were converted into 345,606 shares of common stock.

The following table illustrates the components of total interest expense for 2013 and 2012 incurred under the Debentures.

	Year Ended December 31,
Interest Expense	2013	2012
Note conversion discount	$14,366,161	$5,612,863
Interest expense on 2012 debentures	2,174,244	104,034
Amortized deferred financing fees	1,709,531	48,844
Liquidated damages on 2012 debentures	319,221	594,288
Total Interest Expense	$18,569,157	$6,360,029

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2013.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series B	$362,452	$-	$-	$362,452
Warrant liability - 2012 placement agent	362,633	-	-	362,633
Warrant liability - 2012 Series A&B	16,703,984			16,703,984
Warrant liability - 2013 placement agent	98,080	-	-	98,080
Warrant liability - 2013 Series D&E	18,337,732	-	-	18,337,732

Total	$35,864,881	$-	$-	$35,864,881

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2012:

		Quoted Market
		Prices in Active	Significant Other	Significant
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities
Warrant liability - 2010 Series B	$898,722	$-	$-	$898,722
Debenture conversion feature - 2012	7,548,500	-	-	7,548,500
Warrant liability - 2012 placement agent	542,530	-	-	542,530
Warrant liability - 2012 Series A&B	12,430,524	-	-	12,430,524

Total	$21,420,276	$-	$-	$21,420,276

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at December 31, 2013:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total Warrant Liability	2013 Series D&E and Placement Agent	2012 Series A&B and Placement Agent	2010 Series B	Debenture Conversion Feature

Balance at January 1, 2012	$3,705,472			$3,705,472
Purchase, sales and settlements:
Warrants and other derivatives issued	20,521,554		12,973,054		7,548,500
Total gains or losses:
Unrealized depreciation	(2,806,750)			(2,806,750)
Balance at January 1, 2013	$21,420,276	$-	$12,973,054	$898,722	$7,548,500
Purchase, sales and settlements:
Warrants and other derivatives issued	15,681,151	15,681,151
Settlement of derivatives	(5,403,000)				(5,403,000)
Total gains or losses:
Unrealized depreciation	4,166,454	2,754,662	4,093,562	(536,270)	(2,145,500)
Balance at December 31, 2013	$35,864,881	$18,435,813	$17,066,616	$362,452	$-

Value per Warrant	$0.75	$0.61	$1.02	$0.39

Significant assumptions used at December 31, 2013 and 2012 for the warrants and embedded conversion discount derivative liability of the Debentures are as follows:

	December 31, 2013	December 31, 2012

Volatility	108%	200%
Risk-free interest rate	2.08%	1.05%

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company amended its Amended & Restated Certificate of Incorporation, effective as of October 29, 2013, to effect a combination of its common stock at a ratio of 1-for-8 (the “Reverse Split”). The Reverse Split was effective immediately prior to the entry into the Purchase Agreement. The Reverse Split was authorized by the stockholders of the Company on November 10, 2010.

As a result of the Reverse Split, all references to common stock, stock options and warrants and other securities convertible into common stock, and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-8 reverse stock split of common stock.

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

10. STOCKHOLDERS’ EQUITY (Continued)

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

As of December 31, 2013, the Company had 20,370,331 shares of common stock issued and outstanding and approximately 53,742,215 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

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

The Company sold and issued 8,413,354 Units consisting of Shares, Series D Warrants and Series E Warrants at a purchase price of $2.40 per Unit, and 4,455231 Units consisting of Series C Warrants, Series D Warrants and Series E Warrants at a purchase price of $2.39 per Unit, for total gross proceeds to the Company of $30.84 million, before deducting fees and other transaction related expenses of approximately $760,000. A closing of the sale of 12,826,752 Units was completed on October 29, 2013, and the sale of the remaining 41,833 Units was completed on October 30, 2013.

The Purchase Agreement contains customary representations, warranties and covenants by each of the Company and the Purchasers. In addition, the Purchase Agreement provides that each Purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by the Company for a period of 18 months following the effective date of the Registration Statement (defined below).

Contemporaneously with the entry into the Purchase Agreement, and as contemplated thereby, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before December 30, 2013 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares and Warrant Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). The Registration Statement was declared effective on January 27, 2014. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner of- sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

10. STOCKHOLDERS’ EQUITY (Continued)

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.4 million and approximately $0.9 million at December 31, 2013 and December 31, 2012, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,704 shares of common stock, expired during the year ended December 31, 2013 unexercised.

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $16.7 million and $12.4 million at December 31, 2013 and December 31, 2012, respectively.

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.4 million and $0.5 million at December 31, 2013 and December 31, 2012, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $15.7 million upon issuance at October 29, 2013 and $18.3 million at December 31, 2013.

10. STOCKHOLDERS’ EQUITY (Continued)

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2013.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
09/03/2010	801,885	$3.55	$2.82	09/03/2015	-	801,885
09/03/2010	132,116	$8.80	$8.80	09/03/2015	-	132,116
11/26/2012	5,293,738	$2.40	$2.40	10/31/2014	-	5,293,738
12/18/2012	896,748	$2.40	$2.40	10/31/2014	-	896,748
11/26/2012	8,822,887	$2.40	$2.40	11/26/2017	-	8,822,887
11/26/2012	261,250	$2.64	$2.40	11/26/2017	-	261,250
12/18/2012	1,494,577	$2.40	$4.00	12/18/2017	-	1,494,577
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	12,868,585	$2.40	$2.40	10/31/2014	-	12,868,585
10/29/2013	12,868,585	$4.00	$4.00	10/29/2018	-	12,868,585
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	47,983,752		$2.68		-	47,983,752

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

As of December 31, 2013, there are 5,396,822 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

On October 7, 2013, the Board approved a plan to grant 10-year stock options under the 2005 Plan to each of Glenn Mattes, the Company’s President and Chief Executive Officer, Alexander Zukiwski, M.D., the Company’s Chief Medical Officer, and Stefan Proniuk, Ph.D., the Company’s Vice President, Product Development, to purchase 5.5%, 4.5% and 0.65%, respectively, of the number of shares issued by the Company upon the conversion of the Debentures (the “Management Options”). The effective grant date of the Management Options was November 4, 2013, following the complete conversion of the Debentures pursuant to the Conversion Agreement, and the exercise price was fixed at $2.40 per share, reflecting the fair market value of the common stock. The total number of shares subject to the Management Options granted to Mr. Mattes, Dr. Zukiwski and Dr. Proniuk was 386,697, 316,389 and 45,701 shares, respectively. The right to purchase the shares subject to the Management Options will vest in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital).

11. STOCK OPTION PLAN (Continued)

On October 7, 2013, the Board also adopted a standard compensation plan applicable to its non-employee directors (the “Director Compensation Plan”), pursuant to which the Company’s non-employee directors are entitled to cash and equity-based compensation for their services as directors of the Company. Further, on November 4, 2013, and in accordance with the Director Compensation Plan, the Board granted to each non-employee director, 10-year stock options under the 2005 Plan to purchase, at an exercise price of $2.40 per share, a number of shares of Common Stock equal to 0.10% of the then outstanding shares of Common Stock determined on a fully-diluted basis (i.e., assuming the issuance of all shares issuable upon the exercise or conversion of the Company’s outstanding options, warrants or other rights to acquire Common Stock, but excluding all shares reserved for issuance under the 2005 Plan (“Fully-Diluted Basis”)); provided, that the Company’s Chairman of the Board shall instead be granted a stock option to purchase 0.20% of the outstanding shares of Common Stock determined on a Fully-Diluted Basis (collectively the “Director Options”).

In addition to the Director Options, on November 4, 2013, the Board made one-time grants of 10-year stock options to Arie Belldegrun, M.D., the Company’s Chairman of the Board, and Steven Ruchefsky, to purchase a number of shares of Common Stock equal to 5.0% and 0.2%, respectively, of the shares of Common Stock outstanding on the effective date of such grant, determined on a Fully-Diluted Basis. Such options are subject to the same terms and conditions applicable to the Director Options.

There were no options granted during the year ended December 31, 2012. During the year ended December 31, 2013, the Company issued 5,038,605 stock options. The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the year ended December 31, 2013:

Year Ended
December 31, 2013
Expected volatility	89 - 96%%
Expected term	4 - 6 years
Dividend yield	0%
Risk-free interest rate	0.77 – 1.35%
Stock price	$2.40
Forfeiture rate	0.0%

A summary of the status of the options issued under the Plan at December 31, 2013, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding

	Shares	Outstanding	Weighted-	Aggregate
	Available for	Stock	Average	Intrinsic
	Grant	Options	Exercise Price	Value
Balance at January 1, 2013	112,661	722,358	$8.88
Shares authorized for issuance	10,320,276	-
Options granted under the Plan	(5,038,605)	5,038,605	$2.40
Options exercised	-	-	$-
Options forfeited	2,500	(2,500)	$-
Balance at December 31, 2013	5,396,832	5,758,463	$2.66	$2,237,661

Exercisable at December 31, 2013		789,905	$4.28	$250,238

11. STOCK OPTION PLAN (Continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding			Exercisable

Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$2.40	5,594,152	9.30	$2.40	625,594	$2.40
$8.00	117,969	0.08	$8.00	117,969	$8.00
$19.36	37,383	0.03	$19.36	37,383	$19.36
$24.00	8,959	0.00	$24.00	8,959	$24.00
Total	5,758,463	9.41	$2.66	789,905	$4.28

Stock-based compensation costs under the Plan for the year ended December 31, 2013 and 2012 and for the cumulative period from August 1, 2005 (inception) through December 31, 2013 are as follows:

	Year ended December 31,		Period from August 1, 2005 (inception)
	2013	2012	through December 31, 2013

Research and development	$572,741	$441,983	$2,559,351
General and administrative	884,035	280,828	2,568,640

Total	$1,456,776	$722,811	$5,127,991

The fair value of options vested under the Plan was approximately $1,507,982 and $863,892 for the years ended December 31, 2013 and 2012, respectively and approximately $4,723,545 for the period from August 1, 2005 (inception) through December 31, 2013.

At December 31, 2013, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $10,236,586 which is expected to be recognized over a weighted-average vesting period of 2.8 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

12. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and from that point until December 31, 2013, TRC billed the Company for actual hours worked on a monthly basis.  For the years ended December 31, 2013 and 2012, TRC billed the Company $309,330 and $273,171, respectively. For the period from inception to December 31, 2013, TRC has billed the Company a total of $2,052,571. As of January 1, 2014, the Company is no longer receiving services from TRC.

12. RELATED PARTIES (Continued)

On occasion, some of the Company’s expenses were paid by TRC. No interest was charged by TRC on any outstanding balance owed by the Company. For the year ended December 31, 2013 and 2012 and for the period from August 1, 2005 (inception) through December 31, 2013 services and reimbursed expenses totaled $347,927, $327,452, and $2,479,144, respectively. As of December 31, 2013, the Company had a payable to TRC of $26,039, which was paid in full during February 2014. As of December 31, 2012, the Company’s payable to TRC was $28,868 and was paid in full during the first two months of 2013.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

13. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities, based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The income tax returns of the Company are subject to examination by federal and state taxing authorities. Such examination could result in adjustments to net income or loss, which changes could affect the income tax liabilities of the Company. The Company’s tax returns are open for inspection for all tax years from 2009 to present.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2012, 2011 and the period from August 1, 2005 (inception) through December 31, 2013 and as of December 31, 2013 and 2012, had no amounts accrued for interest and penalties.

At December 31, 2013, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $56.3 million. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2013 and 2012 are shown below.

	For Years Ended December 31,
	2013	2012
Non-current deferred tax assets
Research tax credit	$2,873,000	$2,005,000
Net operating loss carry forwards	22,489,800	15,700,000
Stock based compensation	437,000	446,000
Total deferred tax assets	25,799,800	18,151,000
Non-current deferred tax liability
Bonus Section 401 Adjustment	(91,000)	-
Depreciation and amortization	(5,000)	(10,000)
Total net deferred tax assets	25,703,800	18,141,000
Valuation allowance	(25,703,800)	(18,141,000)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2013 and 2012 the Company recorded valuation allowances of $25.7 million and $18.1 million, respectively, representing a change in the valuation allowance of $7.6 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

13. INCOME TAXES (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Federal tax	34.0%	34.0%
State tax	5.9%	5.9%
R&D Credit	2.7%	2.7%
Incentive stock options	3.6%	4.7%
Valuation allowance	(46.2)%	(47.3)%
Net	-	-

There was no income tax benefit recorded for the years ended December 31, 2013 and 2012.

14. COMMITMENTS AND CONTINGENCIES

On August 4, 2011, the Company entered into a lease for office space of approximately 4,168 square feet in Flemington, New Jersey (the “Flemington Lease”). The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  The Company provided a cash security deposit of $10,455, or two months’ base rent.  The Company is also responsible for payment of its share of common area maintenance costs and taxes. The aggregate remaining minimum future payments under the Flemington Lease at December 31, 2013 are approximately $80,550 including common area maintenance charges and taxes. The Flemington Lease contains a three-month free rent period and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company recognized $81,081 and $85,362 in rent expense for the Flemington Lease for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments under operating leases as of December 31, 2013 are as follows:

2014	$71,816
2015	8,734

Total future minimum lease payments	$80,550

On October 29, 2013, in connection with the entry into the 2013 Purchase Agreement, the Company entered into an agreement (the “OPKO Agreement”) with OPKO Health, Inc. (“OPKO”) and Frost Group, LLC (“Frost Group”). Under the terms of the OPKO Agreement, as in inducement to the participation by OPKO and Frost Group (or its affiliates and associates) in the purchase and sale of the Units under the Purchase Agreement, the Company granted OPKO with the following rights, so long as OPKO continues to hold at least 3% of the total number of outstanding shares of the Company’s common stock, determined on a fully-diluted basis (i.e., assuming the issuance of all shares underlying outstanding options, warrants and other rights to acquire common stock): (1) OPKO shall have the right to appoint a non-voting observer to attend all meetings of the Company’s Board of Directors, provided that such appointee enters into a confidentiality agreement with the Company and shall be subject to all applicable Company policies; and (2) OPKO shall have a right of first negotiation that provides it with exclusive rights to negotiate with the company for a 45-day period regarding any potential strategic transactions that the Company’s Board of Directors elects to pursue.

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2013 is approximately $13.0 million, all expected to be due during 2014 and 2016.

14. COMMITMENTS AND CONTINGENCIES (Continued)

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2013. The Company does not anticipate recognizing any significant losses relating to these arrangements.

15. SUBSEQUENT EVENTS

On January 6, 2014, the Company entered into a Master Development and Commercialization Agreement, effective as of December 23, 2013 (the “Co-Development Agreement”), with Leica Biosystems Newcastle Ltd. (“Leica”), pursuant to which the Company and Leica will collaborate on the development of a companion diagnostic to be used in the clinical development of onapristone, the Company’s lead product candidate being developed for the treatment of breast endometrial and prostate cancers. Under the terms of the Co-Development Agreement, the Company will sponsor and conduct clinical trials for onapristone, and Leica will develop and validate a companion diagnostic to be used to identify patients with activated progestin receptors, who the Company believes are most likely to respond to treatment with onapristone. The Co-Development Agreement contemplates that the parties will enter into separate project agreements from time to time that will specify the details of each party’s responsibilities, including services to be performed, deliverables and compensation, with respect to various phases of the planned development of the companion diagnostic. On March 21, 2014, the Company and Leica entered into the first project agreement under the Co-Development Agreement relating to services to be performed in support of the Company’s ongoing Phase I clinical trials and planned Phase II clinical trial of onapristone.

On January 8, 2014, the Company and Leica also entered into a License Agreement, effective as of December 23, 2013, pursuant to which each party granted to the other a license to their respective intellectual property to enable each other to carry out their respective obligations in the co-development of the companion diagnostic, including their rights under the Co-Development Agreement. Pursuant to the terms of this license agreement, Leica agreed to pay to the Company certain milestone payments and a single-digit royalty on commercial net sales of the companion diagnostic product to be developed. Further, during the period of the co-development of the companion diagnostic, and for a period of three years following the first commercial sale, Leica agrees not to commercially practice the rights licensed by the Company in connection with, or support the registration or commercialization of, any third party therapeutic agent or product having the same or substantially similar mechanism of action as onapristone; provided, that such period may be extended through the expiration of the last Company patent containing a companion diagnostic claim at the Company’s option by the payment of extension fees specified in the license agreement.

On February 24, 2014, the Company appointed Lawrence A. Kenyon to serve as its Chief Financial Officer, effective immediately. The terms of Mr. Kenyon’s employment with the Company are set forth in an Employment Agreement (the “Employment Agreement”). The Employment Agreement provides for a term of three years (the “Term”), subject to automatic renewal for successive one-year periods unless either party provides the other party with at least 90 days’ notice of nonrenewal. Pursuant to the Employment Agreement, Mr. Kenyon will receive an initial annualized base salary of $275,000. The Employment Agreement further provides that, subject to the successful achievement of specific performance objectives to be established by Mr. Kenyon and the Chief Executive Officer and approved by the Board, Mr. Kenyon will be eligible to receive an annual performance bonus of up to 30% of his annualized base salary. The Company has also agreed to pay to Mr. Kenyon $100,000 following his relocation to an area near the Company’s headquarters, which amount is subject to repayment as described in the Employment Agreement in the event of Mr. Kenyon’s voluntary termination of his employment (other than for “Good Reason,” as defined in the Employment Agreement) or the Company’s termination of his employment for “Cause” (as defined in the Employment Agreement).

Pursuant to the Employment Agreement, Mr. Kenyon was granted a 10-year option to purchase a total of 223,445 shares of the Company’s common stock at an exercise price equal to $2.23 per share. The right to purchase 25% of the shares will vest and become exercisable on February 24, 2015, and thereafter the remaining shares will vest and become exercisable in 24 equal monthly installments. Effective as of the close of business on October 31, 2014 and subject to Mr. Kenyon’s continued employment with the Company, Mr. Kenyon will also be granted a ten-year option to purchase an additional number of shares of the Company’s common stock equal to 0.90% of the number of shares of common stock issued by the Company, if any, upon the exercise of the Company’s outstanding 2012 Series B and 2013 Series E Common Stock Purchase Warrants expiring on October 31, 2014. Such option will be granted at an exercise price equal to the fair market value of the Company’s common stock on October 31, 2014, and will vest and become exercisable as to 25% of the shares on October 31, 2015 and as to the remaining shares in 24 equal monthly installments thereafter.

15. SUBSEQUENT EVENTS (Continued)

On February 26, 2014, the Company entered into an Exclusive Patent License Agreement (the “License Agreement”) with the Regents of the University of Minnesota (the “University”), pursuant to which the Company was granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. The Company plans to develop and commercialize this technology as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would most likely benefit from treatment with the Company’s lead compound, onapristone, an anti-progestin therapeutic aimed at treatment of men’s and women’s cancers.

The License Agreement requires the Company to use its commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by the Company at specified dates beginning in the second quarter of 2014 and continuing during the term of the License Agreement. Under the terms of the License Agreement, the Company is required to make a small one-time cash payment to the University within five business days of the License Agreement and to reimburse the University for past patent expenses it has incurred. The License Agreement also provides that the Company will pay royalties to the University on net sales of “Licensed Products” (as defined in the License Agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

The term of the License Agreement continues until the last date on which there is any active licensed patent or pending patent application. The University may terminate the License Agreement earlier upon a breach by the Company of one or more of its obligations that remains uncured for a period specified in the License Agreement. The University may also terminate the License Agreement if the Company voluntarily files for bankruptcy or similar proceeding, or if a petition for an involuntary bankruptcy proceeding is filed and is not released for 60 days. The University may terminate the Licensed Agreement immediately upon notice if the Company commences or maintains a proceeding in which it asserts the licensed patents are invalid or unenforceable. The Company may terminate the Licensed Agreement at any time and for any reason upon 90 days’ written notice.

The License Agreement further provides that the Company will indemnify and hold the University and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to the Company’s exercise of its rights under the License Agreement, including its right to commercialize the licensed technology. The University is required to indemnify the Company with respect to claims relating to or resulting from its breach of the License Agreement.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Arno Therapeutics, Inc., as amended through October 29, 2013.

10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through October 29, 2013.

10.34	Form of stock option agreement for use under the Registrant’s 2005 Stock Option Plan beginning November 4, 2013.

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2013 and 2012, (ii) Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from August 1, 2005 (inception) through December 31, 2013, (iii) Statement of Stockholders’ Equity (Deficiency) for the period from August 1, 2005 (inception) through December 31, 2013, (iv) Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from August 1, 2005 (inception) through December 31, 2013, and (v) Notes to Financial Statements. ^

^	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.