Form 10-Q
period 2014-03-31
Arno Therapeutics, Inc
filed 2014-05-15
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 15, 2014, there were 20,370,331 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$21,350,444	$26,774,203
Other receivables	52,610	-
Prepaid expenses and other current assets	66,648	86,266

Total current assets	21,469,702	26,860,469

Property and equipment, net	28,581	11,720
Security deposit	10,455	10,455

Total assets	$21,508,738	$26,882,644

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,717,004	$2,941,998
Accrued expenses and other current liabilities	789,110	925,255
Due to related party	3,814	26,039
Deferred rent	6,110	7,797

Total current liabilities	3,516,038	3,901,089

Derivative liabilities	30,157,411	35,864,881

Total liabilities	33,673,449	39,765,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized,
20,370,331 shares issued and outstanding	5,465	5,465
Additional paid-in capital	77,834,022	76,668,966
Deficit accumulated during the development stage	(90,004,198)	(89,557,757)

Total stockholders' deficit	(12,164,711)	(12,883,326)

Total liabilities and stockholders' deficit	$21,508,738	$26,882,644

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
	Three months ended March 31,		August 1, 2005
			(inception) to
	2014	2013	March 31, 2014

Operating expenses:
Research and development	$4,434,716	$2,993,031	$54,756,293
General and administrative	1,729,052	851,836	14,535,844

Total operating expenses	6,163,768	3,844,867	69,292,137

Loss from operations	(6,163,768)	(3,844,867)	(69,292,137)

Other (expense) income:
Interest income	11,516	4,059	443,373
Interest expense	-	(2,158,721)	(26,190,285)
Other (expense) income	5,705,811	5,065,641	5,034,851

Total other (expense) income	5,717,327	2,910,979	(20,712,061)

Net loss	$(446,441)	$(933,888)	$(90,004,198)

Net loss per share - basic and diluted	$(0.02)	$(0.21)

Weighted-average shares outstanding
-basic and diluted	20,370,331	4,552,496

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO MARCH 31, 2014

(unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Balance at August 1, 2005 (Inception)	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(27,603,887)	(27,603,887)

Issuance of common shares in 2005 to founders at $0.0001 per share	-	$-	1,246,100	$997	$4,003	$-	5,000

Stock based compensation for services	-	-	-	-	2,125,952	-	2,125,952

Common stock sold in 2008 private placement, net of
issuance costs of $141,646	-	-	920,086	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of 2008 private placement	-	-	245,292	196	4,278,322	-	4,278,518

Note discount arising from 2008 note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with 2008 note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction in 2008-
elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	137,525	110	120,538	-	120,648

Warrants issued for 2008 services	-	-	-	-	480,400	-	480,400

Stock option exercise	-	-	2,500	2	2,598	-	2,600

Convertible preferred units issued in 2010 private placement,
net of issuance costs of $1,299,770	1,909,250	1,527	-	-	13,507,983	-	13,507,983

Warrants issued in connection with convertible preferred
units issued in 2010 private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection
with 2010 private placement	-	-	-	-	464,720	-	464,720

Balance at December 31, 2010	1,909,250	1,527	2,551,503	2,041	36,036,139	(27,603,887)	8,434,293

Net loss	-	-	-	-	-	(7,909,113)	(7,909,113)

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(1,909,250)	(1,527)	1,909,250	1,527	-	-	1,527

Issuance of stock dividend in connection with conversion
of preferred stock	-	-	39,884	32	(32)	-	0

Grant of restricted shares	-	-	31,250	-	115,168	-	115,168

Stock option exercise	-	-	6,231	5	6,475	-	6,480

Balance at December 31, 2011	-	-	4,538,118	3,605	36,865,034	(35,513,000)	1,355,639

Net loss	-	-	-	-	-	(14,387,782)	(14,387,782)

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement
agent agreement	-	-	7,500	6	43,494	-	43,500

Balance at December 31, 2012	-	-	4,545,618	3,611	37,631,339	(49,900,782)	(12,265,832)

Net loss	-	-	-	-	-	(39,656,975)	(39,656,975)

Stock based compensation for services	-	-	-	-	1,456,776	-	1,456,776

Issuance of common shares in lieu of liquidated
damages	-	-	380,606	305	913,205	-	913,510

Issuance of common shares upon debenture
conversions and in satisfaction of accrued interest	-	-	7,030,753	708	22,276,390	-	22,277,098

Common stock sold in private placement, net of
issuance costs of $766,803	-	-	8,413,354	841	9,157,412	-	9,158,253

Issuance of units	-	-	-	-	5,233,844	-	5,233,844

Balance at December 31, 2013	-	-	20,370,331	5,465	76,668,966	(89,557,757)	(12,883,326)

Net loss	-	-	-	-	-	(446,441)	(446,441)

Stock based compensation for services	-	-	-	-	1,165,056	-	1,165,056

Balance at March 31, 2014	-	$-	20,370,331	$5,465	$77,834,022	$(90,004,198)	$(12,164,711)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
	Three months ended March 31,		August 1, 2005
			(inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(446,441)	$(933,888)	$(90,004,198)

Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	3,236	3,321	131,333
Stock-based compensation	1,165,056	464,027	6,293,047
Change in fair value of derivative liability	(5,707,470)	(5,064,488)	(3,982,715)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Deferred rent	(1,687)	(1,166)	6,110
Loss on disposal of assets	-	-	5,357
Noncash interest expense	-	2,118,721	25,564,067

Changes in operating assets and liabilities:
Other Receivables	(52,610)	-	(52,610)
Prepaid expenses and other current assets	19,618	158,462	(66,648)
Security deposit	-	-	(10,455)
Accounts payable	(224,994)	332,404	2,717,004
Accrued expenses	(136,145)	(150,732)	204,274
Due to related party	(22,225)	1,932	3,814

Net cash used in operating activities	(5,403,662)	(3,071,407)	(57,802,704)

Cash flows from investing activities:
Purchase of property and equipment	(20,097)	-	(120,271)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(20,097)	-	(205,396)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of units in private placement, net	-	-	37,115,377
Deferred financing fees paid	-	-	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	-	14,857,200
Proceeds from issuance of Class C warrants	-	-	10,648,002
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	79,358,544

Net increase (decrease) in cash and cash equivalents	(5,423,759)	(3,071,407)	21,350,444
Cash and cash equivalents at beginning of period	26,774,203	10,943,437	-

Cash and cash equivalents at end of period	$21,350,444	$7,872,030	$21,350,444

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (cont’d)

(unaudited)

			Period from
			August 1, 2005
	Three months ended March 31,		(inception) to
	2014	2013	March 31, 2014
Supplemental schedule of cash flows information:

Cash paid for interest	$-	$40,000	$342,318

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$-	$-	$14,293
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$-	$297,143	$913,510
Issuance of common shares in lieu of accrued and additional interest	$-	$-	$2,016,804
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$-	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2014, its efforts have been principally devoted to developing its licensed technologies and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $90.0 million at March 31, 2014. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting manufacturing activities, pre-clinical studies and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 3, 2008, reflect only the operations of Old Arno.

Effective as of the close of business on October 29, 2013, the Company amended its Amended and Restated Certificate of Incorporation to effect a combination (“Reverse Stock Split”) of the Common Stock at a ratio of one-for-eight.  All historical share and per share amounts have been adjusted to reflect the Reverse Stock Split.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warrant Liability

The Company accounts for the warrants issued in connection with the 2013, 2012 and 2010 Purchase Agreements (see Note 7) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2014 were approximately $21.4 million, compared to approximately $26.8 million as of December 31, 2013. Based on its resources at March 31, 2014 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations into the first quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing debt or by licensing one or more of its products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the first quarter of 2015, management can provide no assurances that the Company will be successful in raising sufficient funds.

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

March 31, 2014

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

As of March 31, 2014 and 2013, potentially dilutive securities include:

	March 31, 2014	March 31, 2013

Warrants to purchase common stock	4,455,231	-
Options to purchase common stock	-	-
Total potentially dilutive securities	4,455,231	-

For the three months ended March 31, 2014 and 2013, 51,473,941 and 20,712,821 options, warrants and convertible debentures have been excluded from the computation of potentially dilutive securities, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2014 and 2013, respectively.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and the Company made a $150,000 payment to Invivis during October 2013. The Company made its next milestone payment of $100,000 to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone in January 2014. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement which expired in April 2014, Invivis provided the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833. Effective April 1, 2014, the Company renewed the services agreement for a period of one year for a monthly cash payment of $50,000.

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

University of Minnesota License

In February 2014, the Company entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota (UM), pursuant to which Arno was granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. The Company plans to develop and commercialize this technology as part of its companion diagnostic development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

The license agreement requires the Company to use commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by specified dates beginning in the second quarter of 2014 and continuing during the term of the agreement. Under the terms of the agreement, Arno made a small one-time cash payment and reimbursed UM for past patent expenses it has incurred. The agreement also provides for royalties to be paid to UM on net sales of “Licensed Products” (as defined in the agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

The term of the license agreement continues until the last date on which there is any active licensed patent or pending patent application. UM may terminate the agreement earlier upon certain Arno breaches that remain uncured for a period specified in the agreement. UM may also terminate the agreement if Arno voluntarily files for bankruptcy or similar proceeding, or if a petition for an involuntary bankruptcy proceeding is filed and is not released for 60 days. The agreement may be immediately terminated upon notice to Arno if the Company commences or maintains a proceeding in which it asserts that the licensed patents are invalid or unenforceable. Arno may terminate the agreement at any time and for any reason upon 90 days’ written notice.

The license agreement further provides that the Company will indemnify and hold UM and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to Arno’s exercise of its rights under the agreement, including the right to commercialize the licensed technology. UM is required to indemnify Arno with respect to claims relating to or resulting from its breach of the agreement.

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

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2014. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company does not expect to be required to make any milestone payments under these license agreements during 2014.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2014.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$376,886	$-	$-	$376,886
Warrant liability - 2012 Series A&B	14,196,837	-	-	14,196,837
Warrant liability - 2012 placement agent	320,636	-	-	320,636
Warrant liability - 2013 Series D&E	15,184,930	-	-	15,184,930
Warrant liability - 2013 placement agent	78,122	-	-	78,122

Total	$30,157,411	$-	$-	$30,157,411

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$362,452	$-	$-	$362,452
Warrant liability - 2012 Series A&B	16,703,983	-	-	16,703,983
Warrant liability - 2012 placement agent	362,633	-	-	362,633
Warrant liability - 2013 Series D&E	18,337,733	-	-	18,337,733
Warrant liability - 2013 placement agent	98,080	-	-	98,080

Total	$35,864,881	$-	$-	$35,864,881

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held March 31, 2014:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012		Debenture
	Warrant	2013	2013	Placement	2012	2012	Placement	2010	Conversion
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Series B	Feature

Balance at January 1, 2013	$21,420,276	$-	$-	$-	$5,744,784	$6,685,740	$542,530	$898,722	$7,548,500
Purchase, sales and settlements:
Warrants and other derivatives issued	15,681,151	5,057,354	10,552,240	71,557
Settlement of derivatives	(5,403,000)								(5,403,000)
Total gains or losses:
Unrealized depreciation (appreciation)	4,166,454	797,852	1,930,287	26,523	(2,928,108)	7,201,567	(179,897)	(536,270)	(2,145,500)
Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452	$-
Purchase, sales and settlements:
Warrants and other derivatives issued
Settlement of derivatives
Total gains or losses:
Unrealized depreciation (appreciation)	(5,707,470)	(1,865,945)	(1,286,858)	(19,958)	(897,621)	(1,609,525)	(41,997)	14,434
Balance at March 31, 2014	$30,157,411	$3,989,261	$11,195,669	$78,122	$1,919,055	$12,277,782	$320,636	$376,886	$-

Value per Warrant	$0.69	$0.31	$0.87	$1.19	$0.31	$1.19	$1.13	$0.47

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY

Common Stock

The Company amended its Amended & Restated Certificate of Incorporation, effective as of October 29, 2013, to effect a combination of its common stock at a ratio of 1-for-8 (the “Reverse Split”). The Reverse Split was effective immediately prior to the entry into the 2013 Purchase Agreement (defined below). The Reverse Split was authorized by the stockholders of the Company on November 10, 2010.

As a result of the Reverse Split, all references to common stock, stock options and warrants and other securities convertible into common stock, and per share amounts for all prior periods presented have been retroactively restated to reflect the 1-for-8 reverse stock split of common stock.

On November 26, 2012, the Company entered into a Securities Purchase Agreement, or the 2012 Purchase Agreement, with a number of institutional and accredited investors pursuant to which the Company sold in a private placement an aggregate principal amount of $14,857,200 of three-year 8% Senior Convertible Debentures, or the Debentures, plus the 2012 Warrants (defined below). On October 29, 2013, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with the holders (the “Holders”) of its Debentures. Pursuant to the Conversion Agreement, the Holders agreed to convert the entire outstanding principal amount of their Debentures, together with accrued and unpaid interest through October 29, 2013, into shares of the Company’s common stock at a conversion price of $2.40 per share for a total of approximately 6,530,154 shares, of which 345,606 shares were issued in satisfaction of accrued and unpaid interest. As a result of such conversion, all of the Company’s obligations under the Debentures were fully satisfied.

The Company also entered into a Registration Rights Agreement on November 26, 2012 (the “2012 Registration Rights Agreement”), with the purchasers of the Debentures pursuant to which the Company agreed to register the resale of the common stock underlying the Debentures and the 2012 Warrants. Pursuant to the terms of an amendment to the 2012 Registration Rights Agreement entered into on March 25, 2013, the Company was permitted, in its sole discretion, to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the securities covered by the 2012 Purchase Agreement to be declared effective by the SEC by March 26, 2013, in common stock. In accordance with the amended Registration Rights Agreement, the Company issued common stock as follows:

i)	On March 27, 2013, the Company issued an aggregate of approximately 123,809 shares of common stock to the investors in lieu of an aggregate cash payment of $297,143, representing the first installment of liquidated damages under the Registration Rights Agreement, as amended.

ii)	On April 29, 2013, the Company issued an aggregate of approximately 136,536 shares of common stock to the investors in lieu of an aggregate cash payment of $327,688, representing the second installment of liquidated damages under the Registration Rights Agreement, as amended.

iii)	On May 27, 2013, the Company issued an aggregate of approximately 120,280 shares of common stock to the investors in lieu of an aggregate cash payment of $288,674, representing the third and final installment of liquidated damages under the Registration Rights Agreement, as amended.

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

March 31, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

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

The 2013 Purchase Agreement contains customary representations, warranties and covenants by each of the Company and the Purchasers. In addition, the 2013 Purchase Agreement provides that each Purchaser has a right, subject to certain exceptions described in the agreement, to participate in future issuances of equity and debt securities by the Company for a period of 18 months following the effective date of the Registration Statement (defined below).

Contemporaneously with the entry into the 2013 Purchase Agreement, and as contemplated thereby, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before December 30, 2013 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares and Warrant Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). The Registration Statement was declared effective on January 27, 2014. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner of- sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

As of March 31, 2014, the Company had 20,370,331 shares of common stock issued and outstanding and approximately 55,929,172 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.4 million and approximately $0.4 million at March 31, 2014 and December 31, 2013, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,704 shares of common stock, expired during the year ended December 31, 2013 unexercised.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $14.2 million and $16.7 million at March 31, 2014 and December 31, 2013, respectively.

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.3 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $15.2 million and $18.3 million at March 31, 2014 and December 31, 2013, respectively.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2014.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
09/03/2010	801,885	$3.55	$3.55	09/03/2015	-	801,885
09/03/2010	132,116	$8.80	$8.80	09/03/2015	-	132,116
11/26/2012	5,293,738	$2.40	$2.40	10/31/2014	-	5,293,738
12/18/2012	896,748	$2.40	$2.40	10/31/2014	-	896,748
11/26/2012	8,822,887	$2.40	$2.40	11/26/2017	-	8,822,887
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	1,494,577	$2.40	$2.40	12/18/2017	-	1,494,577
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	12,868,585	$2.40	$2.40	10/31/2014	-	12,868,585
10/29/2013	12,868,585	$4.00	$4.00	10/29/2018	-	12,868,585
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	47,983,752		$2.65		-	47,983,752

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

As of March 31, 2014, there are 3,169,896 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

The Company issued 2,186,957 and 1,413,500 stock options during the three months ended March 31, 2014 and March 31, 2013, respectively. The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013

Expected volatility	92%	89% - 96%
Expected term	6 years	4-6 years
Dividend yield	0.0%	0.0%
Risk- free interest rate	1.57% - 1.58%	0.77% - 0.89%
Stock price	$2.23 - $2.90	$2.40
Forfeiture rate	0.0%	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at March 31, 2014, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2014	5,396,832	5,758,463	$2.66
Shares authorized for issuance	-	-
Options granted under the Plan	(2,186,957)	2,186,957	$2.83
Options exercised	-	-	$-
Options forfeited	-	-	$-
Balance at March 31, 2014	3,209,875	7,945,420	$2.71	$-

Exercisable at March 31, 2014		1,364,010	$3.51	$-

The following table summarizes information about stock options outstanding at March 31, 2014:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$2.23	223,445	0.28	$2.23	-
$2.40	5,594,152	6.57	$2.40	1,154,066	$2.40
$2.90	1,963,512	2.43	$2.90	45,632	$2.90
$8.00	117,969	0.06	$8.00	117,969	$8.00
$19.38	37,383	0.02	$19.38	37,383	$19.38
$24.00	8,959	0.00	$24.00	8,959	$24.00

Total	7,945,420	9.35	$2.71	1,364,010	$3.51

Stock-based compensation costs under the Plan for the three months ended March 31, 2014 and 2013 and for the cumulative period from August 1, 2005 (inception) through March 31, 2014 are as follows:

			Period from
			August 1, 2005
	Three months ended March 31,		(inception) to
	2014	2013	March 31, 2014

Research and development	$247,327	$245,761	$2,806,678
General and administrative	917,729	218,266	3,486,369

Total	$1,165,056	$464,027	$6,293,047

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

The fair value of options vested under the Plan was approximately $1,060,090 and $387,805 for the three months ended March 31, 2014 and 2013, respectively, and approximately $5,746,267 for the period from August 1, 2005 (inception) through March 31, 2014.

At March 31, 2014, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $13,871,614 which is expected to be recognized over a weighted-average vesting period of 2.9 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and from that point until December 31, 2013, TRC billed the Company for actual hours worked on a monthly basis.  For the three months ended March 31, 2013, TRC billed the Company $76,151. For the period from inception to December 31, 2013, TRC billed the Company a total of $2,052,571. As of January 1, 2014, the Company no longer received services from TRC.

On occasion, some of the Company’s expenses were paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the period from August 1, 2005 (inception) through March 31, 2014 services and reimbursed expenses totaled $2,482,958. As of March 31, 2014, the Company had a payable to TRC of $3,814, which was paid in full during the second quarter of 2014.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage company focused on developing innovative products for the treatment of cancer. Arno currently has exclusive worldwide rights to three innovative clinical stage compounds with unique mechanisms of action that have the potential to be first-in-class products for the treatment of various forms of cancer, including both hematologic malignancies and solid tumors. Our lead compound, onapristone, began enrolling patients in two Phase I clinical trials in 2014.

The following is a summary of our product development pipeline:

•	Onapristone – We are currently developing onapristone, an oral anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast and endometrial cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. Originally, onapristone was being developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a contraceptive and an anti-endocrine treatment of breast cancer. In published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Leica Biosystems to perform a feasibility study leading to the development of an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor, which may identify which patients are more likely to benefit from treatment with onapristone. We have also engaged Clarient Diagnostic Services, Inc. to perform the interpretation/analysis of tumor samples with the developed diagnostic test. We completed initial pre-clinical toxicology studies that enabled the submission of an Investigational Medicinal Product Dossier, or IMPD, the foreign equivalent of an investigational new drug application, or IND, in the second quarter of 2013 to support a pharmacokinetic/food effect study, which we completed in the fourth quarter of 2013. An IMPD to support the conduct of a Phase I study in patients with progesterone receptor expressing cancers was submitted in the third quarter of 2013. We initiated this study in the fourth quarter of 2013 and began enrolling patients in early 2014. We are also investigating onapristone as a potential treatment for patients with prostate cancer and enrolled the first patient in a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during April 2014.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan-drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

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

We have no product sales to date and we will not generate any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical product candidates. Developing pharmaceutical products is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or other issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever. To date, almost all of our development expenses have been incurred on each of our product candidates: Onapristone, AR-42, AR-12 and AR-67 (a compound we are no longer developing). As we proceed with the clinical development of our product candidates, primarily focusing our resources on onapristone, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. To date, our major sources of working capital have been proceeds from private and public sales of our common and preferred stock and debt financings.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three months ended March 31, 2014 and 2013 were approximately $1.7 million and $0.9 million, respectively. The increase of approximately $0.8 million for the first three months of 2014 over the same period in 2013 is the result of increased compensation expense in 2014, of which approximately $0.7 million is due to increased stock compensation expense.

Research and Development Expenses. R&D expenses for the three months ended March 31, 2014 and 2013 were approximately $4.4 million and $3.0 million, respectively. The increase of approximately $1.4 million compared to the same period in 2013 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and/or began enrolling patients in our two new clinical trials and related activities. Total direct onapristone development costs for the quarter ended March 31, 2014 were approximately $3.6 million compared to approximately $1.9 million for the quarter ended March 31, 2013. This increase of approximately $1.7 million over the same period of 2013 is primarily due to an increase of approximately $0.8 million for clinical trial costs incurred for starting and running the two new clinical trials, an increase of approximately $0.3 million for work related to development of the onapristone companion diagnostic test, approximately $0.3 million in higher costs for increased regulatory and other scientific consulting costs for onapristone and additional onapristone milestone payments of approximately $0.2 million. These increases related to onapristone were partially offset by decreases of approximately $0.4 million in costs related to our other development programs as we focus our efforts on our lead compound.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2014 and 2013, as well as the cumulative amounts since we began development of each product candidate through March 31, 2014. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three months ended March 31,		Cumulative
			amounts during
	2014	2013	development

Onapristone	$3,620,070	$1,903,791	$18,016,933
AR-42	25,723	218,629	5,407,565
AR-12	194	201,974	10,488,903
AR-67	2,141	11,032	8,134,353
Unallocated R&D	786,588	657,605	12,708,539
Total	$4,434,716	$2,993,031	$54,756,293

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. For example, in fiscal year 2014, we plan to incur external development costs of approximately $14.9 million, $0.1 million and $0.2 million on onapristone, AR-42 and AR-12, respectively. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended March 31, 2014 and 2013 was $11,516 and $4,059 respectively. The increase in interest income compared to the same period in 2013 is primarily due to higher average cash balances held during 2014 compared to the same period of 2013, as a result of our fourth quarter 2013 equity and warrant offering.

Interest Expense. Interest expense for the three months ended March 31, 2014 and 2013 was approximately $0 and $2.2 million, respectively. The decrease in interest expense in 2014 compared to the same period in 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

Other Income. Other income for the three months ended March 31, 2014 and 2013 was approximately $5.7 million and $5.1 million. The other income recorded for each of these periods was primarily due to noncash adjustments (decrease) to the warrant liability during the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

  The following table summarizes our liquidity and capital resources as of March 31, 2014 and December 31, 2013 and our net changes in cash and cash equivalents for the three months ended March 31, 2014 and 2013 (the amounts stated are expressed in thousands):

	March 31,	December 31,
Liquidity and capital resources	2014	2013

Cash and cash equivalents	$21,350	$26,774
Working capital (deficit)	17,954	22,959
Stockholders' (deficit) equity	(12,165)	(12,883)

	Three Months Ended March 31,
Cash flow data	2014	2013

Cash used in:
Operating activities	$(5,404)	$(3,071)
Investing activities	(20)	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(5,424)	$(3,071)

Our total cash resources as of March 31, 2014 were approximately $21.4 million compared to approximately $26.8 million as of December 31, 2013. As of March 31, 2014, we had approximately $33.7 million in liabilities (of which approximately $30.2 million represented non-cash derivative liabilities), and approximately $18.0 million of net working capital. We incurred a net loss of approximately $0.4 million and had negative cash flow from operating activities of $5.4 million for the three months ended March 31, 2014. Since August 1, 2005 (inception) through March 31, 2014, we have incurred an aggregate net loss of approximately $90.0 million, while negative cash flow from operating activities has amounted to $57.8 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through March 31, 2014, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans and including the proceeds from our recent financing, we believe our existing cash resources are sufficient to fund our operations into the first quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. In January 2014, we made the second milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2014.

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

Warrant Liability

We account for the warrants issued in connection with the 2013 private placement, the 2012 private placement and the 2010 private placement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by us, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error.

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

On January 6, 2014, we entered into a Master Development and Commercialization Agreement, effective as of December 23, 2013 (the “Co-Development Agreement”), with Leica Biosystems Newcastle Ltd. (“Leica”), pursuant to which we and Leica will collaborate on the development of a companion diagnostic to be used in the clinical development of onapristone, our lead product candidate being developed for the treatment of breast endometrial and prostate cancers. Under the terms of the Co-Development Agreement, we will sponsor and conduct clinical trials for onapristone, and Leica will develop and validate a companion diagnostic to be used to identify patients with activated progestin receptors, who we believe are most likely to respond to treatment with onapristone. The Co-Development Agreement contemplates that the parties will enter into separate project agreements from time to time that will specify the details of each party’s responsibilities, including services to be performed, deliverables and compensation, with respect to various phases of the planned development of the companion diagnostic. On March 21, 2014, we and Leica entered into the first project agreement under the Co-Development Agreement relating to services to be performed in support of our ongoing Phase I clinical trials and planned Phase II clinical trial of onapristone.

On January 8, 2014, we and Leica also entered into a License Agreement, effective as of December 23, 2013, pursuant to which each party granted to the other a license to their respective intellectual property to enable each other to carry out their respective obligations in the co-development of the companion diagnostic, including their rights under the Co-Development Agreement. Pursuant to the terms of this license agreement, Leica agreed to pay to us certain milestone payments and a single-digit royalty on commercial net sales of the companion diagnostic product to be developed. Further, during the period of the co-development of the companion diagnostic, and for a period of three years following the first commercial sale, Leica agrees not to commercially practice the rights licensed by us in connection with, or support the registration or commercialization of, any third party therapeutic agent or product having the same or substantially similar mechanism of action as onapristone; provided, that such period may be extended through the expiration of our last patent containing a companion diagnostic claim at our option by the payment of extension fees specified in the license agreement.

The foregoing descriptions of the Co-Development Agreement and the License Agreement are qualified in their entirety by reference to the text of such agreements, which are attached hereto and incorporated by reference herein as Exhibits 10.1 and 10.2, respectively.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1	Master Development and Commercialization Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 6, 2014.

10.2	License Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 8, 2014.+

10.3	Exclusive Patent License Agreement, dated February 26, 2014, between Arno Therapeutics, Inc. and the Regents of the University of Minnesota.+

10.4	Employment Agreement between Arno Therapeutics, Inc. and Lawrence A. Kenyon, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2014).†

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, and for the period from August 1, 2005 (inception) through March 31, 2014, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through March 31, 2014, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and for the period from August 1, 2005 (inception) through March 31, 2014, and (v) Notes to Condensed Financial Statements.*

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.
†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 15, 2014	By:	/s/ Glenn R. Mattes
Glenn R. Mattes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

10.1	Master Development and Commercialization Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 6, 2014.

10.2	License Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 8, 2014.+

10.3	Exclusive Patent License Agreement, dated February 26, 2014, between Arno Therapeutics, Inc. and the Regents of the University of Minnesota.+

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, and for the period from August 1, 2005 (inception) through March 31, 2014, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through March 31, 2014, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and for the period from August 1, 2005 (inception) through March 31, 2014, and (v) Notes to Condensed Financial Statements.*

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

