Form 10-Q
period 2014-06-30
Arno Therapeutics, Inc
filed 2014-08-14
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-52153

ARNO THERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Detlaware	52-2286452
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

As of August 14, 2014, there were 20,370,331 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item1.	Financial Statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$15,844,600	$26,774,203
Other receivables	8,837	-
Prepaid expenses and other current assets	58,633	86,266

Total current assets	15,912,070	26,860,469

Property and equipment, net	25,256	11,720
Security deposit	10,455	10,455

Total assets	$15,947,781	$26,882,644

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,361,737	$2,941,998
Accrued expenses and other current liabilities	1,117,325	925,255
Due to related party	-	26,039
Deferred rent	4,423	7,797

Total current liabilities	2,483,485	3,901,089

Derivative liabilities	20,881,401	35,864,881

Total liabilities	23,364,886	39,765,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,370,331 shares issued and outstanding	5,465	5,465
Additional paid-in capital	79,086,995	76,668,966
Deficit accumulated during the development stage	(86,509,565)	(89,557,757)

Total stockholders' deficit	(7,417,105)	(12,883,326)

Total liabilities and stockholders' deficit	$15,947,781	$26,882,644

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					August 1, 2005
	Three months ended June 30,		Six months ended June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014

Operating expenses:
Research and development	$4,083,398	$2,741,756	$8,518,114	$5,734,787	$58,839,691
General and administrative	1,680,105	668,011	3,409,157	1,519,848	16,215,949

Total operating expenses	5,763,503	3,409,767	11,927,271	7,254,635	75,055,640

Loss from operations	(5,763,503)	(3,409,767)	(11,927,271)	(7,254,635)	(75,055,640)

Other (expense) income:
Interest income	13,344	2,932	24,860	6,992	456,717
Interest expense	-	(1,858,887)	-	(4,017,608)	(26,190,285)
Other (expense) income	9,244,792	(6,039,108)	14,950,603	(973,467)	14,279,643

Total other (expense) income	9,258,136	(7,895,063)	14,975,463	(4,984,083)	(11,453,925)

Net income/(loss)	$3,494,633	$(11,304,830)	$3,048,192	$(12,238,718)	$(86,509,565)

Net income/(loss) per share - basic	$0.17	$(2.35)	$0.15	$(2.61)

Weighted-average shares outstanding- basic	20,370,331	4,814,822	20,370,331	4,684,384

Net income/(loss) per share - diluted	$0.14	$(2.35)	$0.12	$(2.61)

Weighted-average shares outstanding- diluted	24,802,522	4,814,822	24,804,963	4,684,384

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2014

(unaudited)

						DEFICIT
						ACCUMULATED
					ADDITIONAL	DURING THE	TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)

Balance at August 1, 2005 (Inception)	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(27,603,887)	(27,603,887)

Issuance of common shares in 2005 to founders at $0.0001 per share	-	-	1,246,100	997	4,003	-	5,000

Stock based compensation for services	-	-	-	-	2,125,952	-	2,125,952

Common stock sold in 2008 private placement, net of issuance costs of $141,646	-	-	920,086	736	17,689,301	-	17,690,037

Conversion of notes payable upon closing of 2008 private placement	-	-	245,292	196	4,278,322	-	4,278,518

Note discount arising from 2008 note conversion	-	-	-	-	475,391	-	475,391

Warrants issued in connection with 2008 note conversion	-	-	-	-	348,000	-	348,000

Reverse merger transaction in 2008- elimination of accumulated deficit	-	-	-	-	(120,648)	-	(120,648)
previously issued Laurier common stock	-	-	137,525	110	120,538	-	120,648

Warrants issued for 2008 services	-	-	-	-	480,400	-	480,400

Stock option exercise	-	-	2,500	2	2,598	-	2,600

Convertible preferred units issued in 2010 private placement, net of issuance costs of $1,299,770	1,909,250	1,527	-	-	13,507,983	-	13,509,510

Warrants issued in connection with convertible preferred units issued in 2010 private placement	-	-	-	-	(3,340,421)	-	(3,340,421)

Warrants issues to placement agents in connection with 2010 private placement	-	-	-	-	464,720	-	464,720

Balance at December 31, 2010	1,909,250	1,527	2,551,503	2,041	36,036,139	(27,603,887)	8,435,820

Net loss	-	-	-	-	-	(7,909,113)	(7,909,113)

Stock based compensation for services	-	-	-	-	707,284	-	707,284

Preferred stock conversion	(1,909,250)	(1,527)	1,909,250	1,527	-	-	0

Issuance of stock dividend in connection with conversion of preferred stock	-	-	39,884	32	(32)	-	0

Grant of restricted shares	-	-	31,250	-	115,168	-	115,168

Stock option exercise	-	-	6,231	5	6,475	-	6,480

Balance at December 31, 2011	-	-	4,538,118	3,605	36,865,034	(35,513,000)	1,355,639

Net loss	-	-	-	-	-	(14,387,782)	(14,387,782)

Stock based compensation for services	-	-	-	-	722,811	-	722,811

Issuance of common shares pursuant to placement agent agreement	-	-	7,500	6	43,494	-	43,500

Balance at December 31, 2012	-	-	4,545,618	3,611	37,631,339	(49,900,782)	(12,265,832)

Net loss	-	-	-	-	-	(39,656,975)	(39,656,975)

Stock based compensation for services	-	-	-	-	1,456,776	-	1,456,776

Issuance of common shares in lieu of liquidated damages	-	-	380,606	305	913,205	-	913,510

Issuance of common shares upon debenture conversions and in satisfaction of accrued interest	-	-	7,030,753	708	22,276,390	-	22,277,098

Common stock sold in private placement, net of issuance costs of $766,803	-	-	8,413,354	841	9,157,412	-	9,158,253

Issuance of Units	-	-	-	-	5,233,844	-	5,233,844

Balance at December 31, 2013	-	-	20,370,331	5,465	76,668,966	(89,557,757)	(12,883,326)

Net income	-	-	-	-	-	3,048,192	3,048,192

Stock based compensation for services	-	-	-	-	2,418,029	-	2,418,029

Balance at June 30, 2014	-	-	20,370,331	$5,465	$79,086,995	$(86,509,565)	$(7,417,105)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			August 1, 2005
	Six months ended June 30,		(inception) to
	2014	2013	June 30, 2014
Cash flows from operating activities:
Net income/(loss)	$3,048,192	$(12,238,718)	$(86,509,565)

Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	6,561	6,679	134,658
Stock-based compensation	2,418,029	699,298	7,546,020
Change in fair value of derivative liability	(14,983,480)	980,959	(13,258,725)
Write-off of intangible assets	-	-	85,125
Warrants issued for services	-	-	480,400
Warrants issued in connection with note conversion	-	-	348,000
Note discount arising from beneficial conversion feature	-	-	475,391
Loss on disposal of assets	-	-	5,357
Noncash interest expense	-	4,497,357	25,564,067

Changes in operating assets and liabilities:
Other Receivables	(8,837)	-	(8,837)
Prepaid expenses and other current assets	27,633	35,220	(58,633)
Security deposit	-	-	(10,455)
Accounts payable	(1,580,261)	627,612	1,361,737
Accrued expenses	192,070	(994,727)	532,489
Deferred rent	(3,374)	(2,333)	4,423
Due to related party	(26,039)	(394)	-

Net cash used in operating activities	(10,909,506)	(6,389,047)	(63,308,548)

Cash flows from investing activities:
Purchase of property and equipment	(20,097)	-	(120,271)
Cash paid for intangible assets	-	-	(85,125)
Proceeds from related party advance	-	-	525,000
Repayment of related party advance	-	-	(525,000)
Net cash used in investing activities	(20,097)	-	(205,396)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders	-	-	5,000
Proceeds from issuance of preferred stock in private placement, net	-	-	13,974,230
Proceeds from issuance of units in private placement, net	-	-	37,115,377
Deferred financing fees paid	-	-	(1,217,345)
Proceeds from issuance of notes payable	-	-	1,000,000
Repayment of notes payable	-	-	(1,000,000)
Proceeds from issuance of convertible notes payable	-	-	3,967,000
Proceeds from issuance of convertible debentures payable	-	-	14,857,200
Proceeds from issuance of Class C warrants	-	-	10,648,002
Proceeds from exercise of stock options	-	-	9,080

Net cash provided by financing activities	-	-	79,358,544

Net increase (decrease) in cash and cash equivalents	(10,929,603)	(6,389,047)	15,844,600
Cash and cash equivalents at beginning of period	26,774,203	10,943,437	-

Cash and cash equivalents at end of period	$15,844,600	$4,554,390	$15,844,600

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (cont’d)

(unaudited)

			Period from
			August 1, 2005
	Six months ended June 30,		(inception) to
	2014	2013	June 30, 2014

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$63,088	$342,318

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$-	$13,116	$14,293
Conversion of notes payable and interest to common stock	$-	$-	$4,278,518
Common shares of Laurier issued in reverse merger transaction	$-	$-	$110
Issuance of common shares in lieu of liquidated damages	$-	$913,510	$913,510
Issuance of common shares in lieu of accrued and additional interest	$-	$-	$2,016,804
Issuance of warrants in connection with private placement of convertible preferred units	$-	$-	$3,340,421
Issuance of warrants in connection with private placement of convertible debentures	$-	$-	$12,973,055
Issuance of common stock pursuant to placement agent agreement	$-	$-	$43,500

Preferred stock dividends settled in common stock	$-	$-	$319,074

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2014, its efforts have been principally devoted to developing its licensed technologies and raising capital. Accordingly, the accompanying condensed financial statements have been prepared in accordance with the provisions of Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” The Company has experienced net losses since its inception and has an accumulated deficit of approximately $86.5 million at June 30, 2014. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended June 30, 2014 are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods. Because the Merger was accounted for as a reverse acquisition under generally accepted accounting principles, the financial statements for periods prior to September 3, 2008, reflect only the operations of Old Arno.

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

June 30, 2014

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2014 were approximately $15.8 million, compared to approximately $26.8 million as of December 31, 2013. Based on its resources at June 30, 2014 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations into the first quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

4. BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of stock options and warrants are determined under the treasury stock method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator:
Net income/(loss)	$3,494,633	$(11,304,830)	$3,048,192	$(12,238,718)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income/(loss) per share	20,370,331	4,814,822	20,370,331	4,684,384

Effect of dilutive securities:

Warrants to purchase common stock	4,432,191	-	4,434,632	-

Weighted-average shares of common stock outstanding used in the calculation of diluted net income/(loss) per share	24,802,522	4,814,822	24,804,963	4,684,384

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. The aggregate number of common equivalent shares (related to options, warrants and convertible debentures) that have been excluded from the computations of diluted net income/(loss) per common share at June 30, 2014 and 2013 were 51,464,983 and 7,291,312, respectively, as their exercise prices are greater than the fair market price per common share as of June 30, 2014 and 2013, respectively.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The onapristone license agreement provides the Company with exclusive, worldwide rights to a patent portfolio claiming priority to a United States provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. If the pending patent application issues, the issued patent would be scheduled to expire in 2031. The Company intends to expand its patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. The Company has filed patent applications directed to forms of the onapristone compound.

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

University of Minnesota License

In February 2014, the Company entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota (the “University”), pursuant to which Arno was granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. The Company plans to develop and commercialize this technology as part of its companion diagnostic development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

5. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

The license agreement requires the Company to use commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by specified dates beginning in the second quarter of 2014 and continuing during the term of the agreement. Under the terms of the agreement, Arno made a small one-time cash payment and reimbursed the University for past patent expenses it has incurred. The agreement also provides for royalties to be paid to the University on net sales of “Licensed Products” (as defined in the agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

The term of the license agreement continues until the last date on which there is any active licensed patent or pending patent application. The University may terminate the agreement earlier upon certain Arno breaches that remain uncured for a period specified in the agreement. The University may also terminate the agreement if Arno voluntarily files for bankruptcy or similar proceeding, or if a petition for an involuntary bankruptcy proceeding is filed and is not released for 60 days. The agreement may be immediately terminated upon notice to Arno if the Company commences or maintains a proceeding in which it asserts that the licensed patents are invalid or unenforceable. Arno may terminate the agreement at any time and for any reason upon 90 days’ written notice.

The license agreement further provides that the Company will indemnify and hold the University and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to Arno’s exercise of its rights under the agreement, including the right to commercialize the licensed technology. The University is required to indemnify Arno with respect to claims relating to or resulting from its breach of the agreement.

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

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2014.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of June 30, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$224,528	$-	$-	$224,528
Warrant liability - 2012 Series A&B	10,338,102	-	-	10,338,102
Warrant liability - 2012 placement agent	224,160	-	-	224,160
Warrant liability - 2013 Series D&E	10,037,496	-	-	10,037,496
Warrant liability - 2013 placement agent	57,115	-	-	57,115
Total	$20,881,401	$-	$-	$20,881,401

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$362,452	$-	$-	$362,452
Warrant liability - 2012 Series A&B	16,703,983	-	-	16,703,983
Warrant liability - 2012 placement agent	362,633	-	-	362,633
Warrant liability - 2013 Series D&E	18,337,733	-	-	18,337,733
Warrant liability - 2013 placement agent	98,080	-	-	98,080

Total	$35,864,881	$-	$-	$35,864,881

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held June 30, 2014:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012		Debenture
	Warrant	2013	2013	Placement	2012	2012	Placement	2010	Conversion
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Series B	Feature

Balance at January 1, 2013	$21,420,276	$-	$-	$-	$5,744,784	$6,685,740	$542,530	$898,722	$7,548,500
Purchase, sales and settlements:
Warrants and other derivatives issued	15,681,151	5,057,354	10,552,240	71,557
Settlement of derivatives	(5,403,000)								(5,403,000)
Total gains or losses:
Unrealized depreciation/(appreciation)	4,166,454	797,852	1,930,287	26,523	(2,928,108)	7,201,567	(179,897)	(536,270)	(2,145,500)
Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452	$-
Purchase, sales and settlements:
Warrants and other derivatives issued
Settlement of derivatives
Total gains or losses:
Unrealized depreciation/(appreciation)	(14,983,480)	(4,310,976)	(3,989,261)	(40,965)	(2,073,816)	(4,292,065)	(138,473)	(137,924)
Balance at June 30, 2014	$20,881,401	$1,544,230	$8,493,266	$57,115	$742,860	$9,595,242	$224,160	$224,528	$-

Value per Warrant	$0.48	$0.12	$0.66	$0.87	$0.12	$0.93	$0.79	$0.28

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

June 30, 2014

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

As of June 30, 2014, the Company had 20,370,331 shares of common stock issued and outstanding and approximately 55,920,214 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.2 million and approximately $0.4 million at June 30, 2014 and December 31, 2013, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired during the year ended December 31, 2013 unexercised.

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $10.3 million and $16.7 million at June 30, 2014 and December 31, 2013, respectively.

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.2 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $10.0 million and $18.3 million at June 30, 2014 and December 31, 2013, respectively.

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

June 30, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2014.

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

June 30, 2014

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

As of June 30, 2014, there are 3,178,854 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

The Company issued the following stock options during the three and six month periods ended June 30, 2014 and June 30, 2013, respectively.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Options granted	-	6,250	2,186,957	182,938

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Expected volatility	N/A	96%	92%	89% - 96%
Expected term	N/A	5 years	6 years	4-6 years
Dividend yield	N/A	0.0%	0.0%	0.0%
Risk- free interest rate	N/A	0.77%	1.57% - 1.58%	0.77% - 0.89%
Stock price	N/A	$2.40	$2.23 - $2.90	$2.40
Forfeiture rate	N/A	0.0%	0.0%	0.0%

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at June 30, 2014, and information with respect to the changes in options outstanding is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Balance at January 1, 2014	5,396,832	5,758,463	$2.66	$-
Shares authorized for issuance	-	-	-	-
Options granted under the Plan	(2,186,957)	2,186,957	$2.83	-
Options exercised	-	-	-	-
Options forfeited	8,959	(8,959)	$24.00	-
Balance at June 30, 2014	3,218,834	7,936,461	$2.68	$-

Exercisable at June 30, 2014		1,355,051	$3.37	$-

The following table summarizes information about stock options outstanding at June 30, 2014:

	Outstanding			Exercisable
Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$2.23	223,445	9.65	$2.23	-	$2.23
$2.40	5,594,152	9.08	$2.40	1,154,067	$2.40
$2.90	1,963,512	9.57	$2.90	45,632	$2.90
$8.00	117,969	3.57	$8.00	117,969	$8.00
$19.38	37,383	3.78	$19.38	37,383	$19.38

Total	7,936,461	9.11	$2.68	1,355,051	$3.37

Stock-based compensation costs under the Plan for the three and six month periods ended June 30, 2014 and 2013 and for the cumulative period from August 1, 2005 (inception) through June 30, 2014 are as follows:

					Period from
					August 1, 2005
	Three months ended June 30,		Six months ended June 30,		(inception) to
	2014	2013	2014	2013	June 30, 2014

Research and development	$300,259	$106,416	$547,586	$324,682	$3,106,937
General and administrative	952,714	128,855	1,870,443	374,616	4,439,083

Total	$1,252,973	$235,271	$2,418,029	$699,298	$7,546,020

ARNO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

The fair value of options vested under the Plan was approximately $955,740 and $156,999 for the three months ended June 30, 2014 and 2013, respectively, approximately $1,916,729 and $544,804 for the six months ended June 30, 2014 and 2013, respectively and approximately $6,569,872 for the period from August 1, 2005 (inception) through June 30, 2014.

At June 30, 2014, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $11,858,796 which is expected to be recognized over a weighted-average vesting period of 2.7 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and from that point until December 31, 2013, TRC billed the Company for actual hours worked on a monthly basis.  For the three and six month periods ended June 30, 2013, TRC billed the Company $67,974 and $144,126, respectively. For the period from inception to December 31, 2013, TRC billed the Company a total of $2,052,571. As of January 1, 2014, the Company no longer received services from TRC.

On occasion, some of the Company’s expenses were paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. For the period from August 1, 2005 (inception) through June 30, 2014 services and reimbursed expenses totaled $2,482,958. As of March 31, 2014, the Company had a payable to TRC of $3,814, which was paid in full during the second quarter of 2014. There is no outstanding payable to TRC as of June 30 2014.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

10. SUBSEQUENT EVENTS

On July 17, 2014, the Board of Directors of the Company appointed Alexander Zukiwski, M.D., as interim Chief Executive Officer, in addition to his current position as Chief Medical Officer. On the same date, the Board also appointed Lawrence Kenyon as Chief Operating Officer, in addition to his current position as Chief Financial Officer. Dr. Zukiwski replaced Glenn R. Mattes, whose employment with the Company terminated on July 18, 2014.

On July 25, 2014, the Company and Mr. Mattes entered into a separation agreement, pursuant to which they mutually agreed that Mr. Mattes’ employment with the Company, as well as the Employment Agreement between the Company and Mr. Mattes dated April 25, 2011, terminated on July 18, 2014. Mr. Mattes also resigned as a director of the Company effective as of such date. In accordance with the terms of the separation agreement, the Company agreed to (i) continue to pay to Mr. Mattes his current annualized base salary for a period of 13 months following the separation date, which amounts to an aggregate of $426,508.33; (ii) extended the termination date of all vested stock options held by Mr. Mattes as of the separation date until July 18, 2017; and (iii) allow such stock options to be exercised on a cashless (net) exercise basis. Accordingly, as of the separation date, Mr. Mattes holds stock options to purchase 432,896 shares of the Company’s common stock, all of which are exercisable at $2.40 per share. The separation agreement also provided for a release by Mr. Mattes of all claims.

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

The following is a summary of our product development pipeline:

•	Onapristone – We are currently developing onapristone, an oral anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. Originally, onapristone was being developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a contraceptive and an anti-endocrine treatment of breast cancer. In published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Leica Biosystems to develop an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor, which may identify which patients are more likely to benefit from treatment with onapristone. We have also engaged Clarient Diagnostic Services, Inc. to perform the interpretation/analysis of tumor samples with the developed diagnostic test. We completed initial pre-clinical toxicology studies that enabled the submission of an Investigational Medicinal Product Dossier, or IMPD, the foreign equivalent of an investigational new drug application, or IND, in the second quarter of 2013 to support a pharmacokinetic/food effect study, which we completed in the fourth quarter of 2013. We initiated a Phase I study in patients with progesterone receptor expressing cancers in the fourth quarter of 2013 and began enrolling patients in early 2014. We are also investigating onapristone as a potential treatment for patients with prostate cancer and enrolled the first patient in a Phase I clinical study in adult male subjects with castrate resistant prostate cancer during April 2014.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

•

AR-12 – We are also developing AR-12 as an orally available kinase inhibitor. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as an improved formulation that has been shown to substantially increase bioavailability in preclinical models has been developed. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three months ended June 30, 2014 and 2013 were approximately $1.7 million and $0.7 million, respectively. The increase of approximately $1.0 million for the first three months of 2014 over the same period in 2013 is primarily the result of increased compensation expense in 2014, of which approximately $0.8 million is due to increased non-cash stock compensation expense and $0.1 million due to increased headcount.

 G&A expenses for each of the six months ended June 30, 2014 and 2013 were approximately $3.4 million and $1.5 million, respectively. The increase of approximately $1.9 million for the first six months of 2014 over the same period in 2013 is primarily the result of increased compensation expense in 2014, of which approximately $1.5 million is due to increased non-cash stock compensation expense and $0.2 million due to increased headcount.

Research and Development Expenses. R&D expenses for the three months ended June 30, 2014 and 2013 were approximately $4.1 million and $2.7 million, respectively. The increase of approximately $1.4 million compared to the same period in 2013 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and/or began enrolling patients in our two new clinical trials and related activities. Total direct onapristone development costs for the quarter ended June 30, 2014 were approximately $3.2 million compared to approximately $1.9 million for the quarter ended June 30, 2013. This increase of approximately $1.3 million over the same period of 2013 is primarily due to an increase of approximately $0.6 million for clinical trial costs incurred for starting and running the two new clinical trials, an increase of approximately $0.5 million for work related to development of the onapristone companion diagnostic test, and an increase of approximately $0.3 million for manufacturing costs.

R&D expenses for the six months ended June 30, 2014 and 2013 were approximately $8.5 million and $5.7 million, respectively. The increase of approximately $2.8 million compared to the same period in 2013 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and/or began enrolling patients in our two new clinical trials and related activities. Total direct onapristone development costs for the six months ended June 30, 2014 were approximately $6.8 million compared to approximately $3.8 million for the quarter ended June 30, 2013. This increase of approximately $3.0 million over the same period of 2013 is primarily due to an increase of approximately $1.5 million for clinical trial costs incurred for starting and running the two new clinical trials, an increase of approximately $0.8 million for work related to development of the onapristone companion diagnostic test, an increase of $0.3 million for manufacturing development expenses and approximately $0.3 million in higher costs for increased regulatory consulting for onapristone.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and six months ended June 30, 2014 and 2013, as well as the cumulative amounts since we began development of each product candidate through June 30, 2014. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

					Cumulative
	Three months ended June 30,		Six months ended June 30,		amounts during
	2014	2013	2014	2013	development

Onapristone	$3,204,880	$1,910,914	$6,824,950	$3,814,704	$21,221,813
AR-42	(50,129)	38,231	(24,406)	256,860	5,357,436
AR-12	191,970	201,683	192,164	403,657	10,680,873
AR-67	9,489	13,627	11,630	24,660	8,143,842
Unallocated R&D	727,188	577,301	1,513,776	1,234,906	13,435,727
Total	$4,083,398	$2,741,756	$8,518,114	$5,734,787	$58,839,691

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

Interest Income. Interest income for the three months ended June 30, 2014 and 2013 was $13,344 and $2,932 respectively. The increase in interest income compared to the same period in 2013 is primarily due to higher average cash balances held during 2014 compared to the same period of 2013, as a result of our fourth quarter 2013 equity and warrant offering.

Interest income for the six months ended June 30, 2014 and 2013 was $24,860 and $6,992 respectively. The increase in interest income compared to the same period in 2013 is primarily due to higher average cash balances held during 2014 compared to the same period of 2013, as a result of our fourth quarter 2013 equity and warrant offering.

Interest Expense. Interest expense for the three months ended June 30, 2014 and 2013 was approximately $0 and $1.9 million, respectively. The decrease in interest expense in 2014 compared to the same period in 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

Interest expense for the six months ended June 30, 2014 and 2013 was approximately $0 and $4.0 million, respectively. The decrease in interest expense in 2014 compared to the same period in 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

Other Income. Other income for the three months ended June 30, 2014 was approximately $9.2 million compared to other expense of approximately $6.0 million for the three months ended June 30, 2013. The other income/expense recorded for each of these periods was primarily due to decreases and increases in our stock price, resulting in non-cash adjustments to the warrant liability during the three months ended June 30, 2014 and 2013.

Other income for the six months ended June 30, 2014 was approximately $15.0 million compared to other expense of approximately $1.0 million for the three months ended June 30, 2013. The other income/expense recorded for each of these periods was primarily due to decreases and increases in our stock price, resulting in non-cash adjustments to the warrant liability during the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2014 and December 31, 2013 and our net changes in cash and cash equivalents for the six months ended June 30, 2014 and 2013 (the amounts stated are expressed in thousands):

	June 30,	December 31,
Liquidity and capital resources	2014	2013

Cash and cash equivalents	$15,845	$26,774
Working capital (deficit)	13,429	22,959
Stockholders' (deficit) equity	(7,417)	(12,883)

	Six Months Ended June 30,
Cash flow data	2014	2013

Cash used in:
Operating activities	$(10,910)	$(6,389)
Investing activities	(20)	-
Financing activities	-	-
Net decrease in cash and cash equivalents	$(10,930)	$(6,389)

Our total cash resources as of June 30, 2014 were approximately $15.8 million compared to approximately $26.8 million as of December 31, 2013. As of June 30, 2014, we had approximately $23.4 million in liabilities (of which approximately $20.9 million represented non-cash derivative liabilities), and approximately $13.4 million of net working capital. We incurred a net profit of approximately $3.0 million and had negative cash flow from operating activities of $10.9 million for the six months ended June 30, 2014. Since August 1, 2005 (inception) through June 30, 2014, we have incurred an aggregate net loss of approximately $86.5 million, while negative cash flow from operating activities has amounted to $63.3 million. As we continue to develop our product candidates, we expect to continue to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through June 30, 2014, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the costs of hiring additional full-time personnel;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the costs and timing of manufacturing our drug candidates;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the cost and timing of regulatory approvals.

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

The onapristone license agreement provides us with exclusive, worldwide rights to a patent portfolio claiming priority to a U.S. provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. If the pending patent application issues, the issued patent would be scheduled to expire in 2031. We intend to expand our patent portfolio by filing additional patent applications covering the use and manufacture of onapristone and/or a companion diagnostic product. We have filed patent applications directed to forms of the onapristone compound.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2014.

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

During the initial period in which our common stock was registered under the Securities Exchange Act and publicly traded (October 3, 2008 through May 5, 2009), our management used the following assumptions: On the option grant date, the current available quoted market price for determining the fair value of our common stock, an expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage, an expected dividend rate of 0% based on management plan of operations, a risk free interest rate based on the current U.S. Treasury 5-year Treasury Bill and an expected forfeiture rate of 0%.

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

Warrant Liability

We account for the warrants issued in connection with the 2013 private placement, the 2012 private placement and the 2010 private placement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by us, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our future expected stock prices and minimizes standard error.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2013 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2013 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

We are in immediate need of additional capital to fund our operations. As of June 30, 2014, we had approximately $15.8 million in cash and cash resources, and net working capital of approximately $13.4 million. During the six months ended June 30, 2014, we had negative cash flow from operating activities of $10.9 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations into approximately the first quarter of 2015. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. Despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in this “Risk Factors” section and in our 2013 Annual Report. We have based these forecasts on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, and for the period from August 1, 2005 (inception) through June 30, 2014, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through June 30, 2014, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and for the period from August 1, 2005 (inception) through June 30, 2014, and (v) Notes to Condensed Financial Statements.*

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.
†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 14, 2014	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, and for the period from August 1, 2005 (inception) through June 30, 2014, (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from August 1, 2005 (inception) through June 30, 2014, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and for the period from August 1, 2005 (inception) through June 30, 2014, and (v) Notes to Condensed Financial Statements.*

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

