Form 10-Q
period 2014-09-30
Arno Therapeutics, Inc
filed 2014-11-14
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 14, 2014, there were 20,408,616 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$11,576,575	$26,774,203
Prepaid expenses and other current assets	177,663	86,266

Total current assets	11,754,238	26,860,469

Property and equipment, net	22,281	11,720
Security deposit	10,455	10,455

Total assets	$11,786,974	$26,882,644

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,205,981	$2,941,998
Accrued expenses and other current liabilities	1,665,267	925,255
Due to related party	-	26,039
Deferred rent	2,735	7,797

Total current liabilities	2,873,983	3,901,089

Derivative liabilities	15,086,610	35,864,881

Total liabilities	17,960,593	39,765,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,408,616 and 20,370,331 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,469	5,465
Additional paid-in capital	80,171,041	76,668,966
Accumulated deficit	(86,350,129)	(89,557,757)

Total stockholders' deficit	(6,173,619)	(12,883,326)

Total liabilities and stockholders' deficit	$11,786,974	$26,882,644

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$3,756,428	$3,168,607	$12,274,542	$8,903,394
General and administrative	1,919,070	617,826	5,328,227	2,137,673

Total operating expenses	5,675,498	3,786,433	17,602,769	11,041,067

Loss from operations	(5,675,498)	(3,786,433)	(17,602,769)	(11,041,067)

Other (expense) income:
Interest income	10,087	1,362	34,947	8,353
Interest expense	-	(1,858,539)	-	(5,876,148)
Other (expense) income	5,824,847	1,964,273	20,775,450	990,807

Total other (expense) income	5,834,934	107,096	20,810,397	(4,876,988)

Net income/(loss)	$159,436	$(3,679,337)	$3,207,628	$(15,918,055)

Net income/(loss) per share - basic	$0.01	$(0.75)	$0.16	$(3.34)

Weighted-average shares outstanding- basic	20,376,573	4,932,064	20,372,435	4,767,851

Net income/(loss) per share - diluted	$0.01	$(0.75)	$0.13	$(3.34)

Weighted-average shares outstanding- diluted	24,801,853	4,932,064	24,804,617	4,767,851

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2013	-	-	20,370,331	5,465	76,668,966	(89,557,757)	(12,883,326)

Net income	-	-	-	-	-	3,207,628	3,207,628

Stock based compensation for services	-	-	-	-	3,502,079	-	3,502,079

Issuance of common stock	-	-	38,285	4	(4)		0

Balance at September 30, 2014	-	-	20,408,616	$5,469	$80,171,041	$(86,350,129)	$(6,173,619)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net income/(loss)	$3,207,628	$(15,918,055)

Adjustment to reconcile net income/(loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	9,536	10,021
Stock-based compensation	3,502,079	926,250
Change in fair value of derivative liability	(20,778,271)	(983,875)
Noncash interest expense	-	6,303,700

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91,397)	135,835
Accounts payable	(1,736,017)	949,134
Accrued expenses	740,012	(800,486)
Deferred rent	(5,062)	(3,499)
Due to related party	(26,039)	417

Net cash used in operating activities	(15,177,531)	(9,380,558)

Cash flows from investing activities:
Purchase of property and equipment	(20,097)	-

Cash flows from financing activities:
Deferred financing fees paid	-	(22,206)

Net decrease in cash and cash equivalents	(15,197,628)	(9,402,764)
Cash and cash equivalents at beginning of period	26,774,203	10,943,437

Cash and cash equivalents at end of period	$11,576,575	$1,540,673

Supplemental schedule of cash flows information:

Cash paid for interest	$-	$157,284

Supplemental schedule of non-cash investing and financing activities:

Conversion of debentures into common stock	$-	$14,293

Issuance of common shares in lieu of liquidated damages	$-	$913,510

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

1. DESCRIPTION OF BUSINESS

Arno Therapeutics, Inc. (“Arno” or the “Company”) is developing innovative drug candidates intended to treat patients with cancer and other life threatening diseases. The Company was incorporated in Delaware in March 2000, at which time its name was Laurier International, Inc. (“Laurier”). Pursuant to an Agreement and Plan of Merger dated March 6, 2008 (as amended, the “Merger Agreement”), by and among the Company, Arno Therapeutics, Inc., a Delaware corporation formed on August 1, 2005 (“Old Arno”), and Laurier Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Laurier Acquisition”), on June 3, 2008, Laurier Acquisition merged with and into Old Arno, with Old Arno remaining as the surviving corporation and a wholly-owned subsidiary of Laurier. Immediately following this merger, Old Arno merged with and into Laurier and Laurier’s name was changed to Arno Therapeutics, Inc. These two merger transactions are hereinafter collectively referred to as the “Merger.” Immediately following the Merger, the former stockholders of Old Arno collectively held 95% of the outstanding common stock of Laurier, assuming the issuance of all shares issuable upon the exercise of outstanding options and warrants, and all of the officers and directors of Old Arno in office immediately prior to the Merger were appointed as the officers and directors of Laurier immediately following the Merger. Further, Laurier was a non-operating shell company prior to the Merger. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. All costs incurred in connection with the Merger have been expensed. Upon completion of the Merger, the Company adopted Old Arno’s business plan.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through September 30, 2014, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced net losses since its inception and has an accumulated deficit of approximately $86.4 million at September 30, 2014. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended September 30, 2014 are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to eliminate requirements for entities which have either not commenced principal operations or have not generated significant revenue from principal operations to present inception-to-date information in the financial statements. In addition, the Update eliminated the exception for evaluating such entities as possible variable interest entities.

The Company has elected to early adopt this guidance as permitted for its financial statements for the year ending December 31, 2014, including this quarterly report. As a result of adopting this guidance, the Company has retrospectively removed the inception-to-date financial results that have been historically included in the financial statements. Further, the Company has disclosed information about the risks and uncertainties related to the activities in which the Company is currently engaged and information about the intended operations of the Company.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)”. Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company will be evaluating the impact, if any, that the standard will have on its financial condition, results of operations, and disclosures in the near future.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2014 were approximately $11.6 million, compared to approximately $26.8 million as of December 31, 2013. Based on its resources at September 30, 2014 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations into the second quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical or biotechnology company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of the Company’s stock or other securities, issuing debt or by licensing one or more of the Company’s products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations beyond the second quarter of 2015, management can provide no assurances that the Company will be successful in raising sufficient funds.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Numerator:
Net income/(loss)	$159,436	$(3,679,337)	$3,207,628	$(15,918,055)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income/(loss) per share	20,376,573	4,932,064	20,372,435	4,767,851

Effect of dilutive securities:

Warrants to purchase common stock	4,425,280	-	4,432,182	-

Weighted-average shares of common stock outstanding used in the calculation of diluted net income/(loss) per share	24,801,853	4,932,064	24,804,617	4,767,851

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. The aggregate number of common equivalent shares (related to options, warrants and convertible debentures) that have been excluded from the computations of diluted net income/(loss) per common share at September 30, 2014 and 2013 were 50,740,369 and 7,288,812, respectively, as their exercise prices are greater than the fair market price per common share as of September 30, 2014 and 2013, respectively.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and the Company made a $150,000 payment to Invivis during October 2013. The Company made its next milestone payment of $100,000 to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone in January 2014. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement which expired in April 2014, Invivis provided the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833. Effective April 1, 2014, the Company renewed the services agreement for a period of one year for a monthly cash payment of $50,000 and certain other performance based milestones.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2014.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of September 30, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$128,302	$-	$-	$128,302
Warrant liability - 2012 Series A&B	7,684,447	-	-	7,684,447
Warrant liability - 2012 placement agent	175,922	-	-	175,922
Warrant liability - 2013 Series D&E	7,051,985	-	-	7,051,985
Warrant liability - 2013 placement agent	45,954	-	-	45,954

Total	$15,086,610	$-	$-	$15,086,610

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$362,452	$-	$-	$362,452
Warrant liability - 2012 Series A&B	16,703,983	-	-	16,703,983
Warrant liability - 2012 placement agent	362,633	-	-	362,633
Warrant liability - 2013 Series D&E	18,337,733	-	-	18,337,733
Warrant liability - 2013 placement agent	98,080	-	-	98,080

Total	$35,864,881	$-	$-	$35,864,881

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held September 30, 2014:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012		Debenture
	Warrant	2013	2013	Placement	2012	2012	Placement	2010	Conversion
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Series B	Feature

Balance at January 1, 2013	$21,420,276	$-	$-	$-	$5,744,784	$6,685,740	$542,530	$898,722	$7,548,500
Purchase, sales and settlements:
Warrants and other derivatives issued	15,681,151	5,057,354	10,552,240	71,557
Settlement of derivatives	(5,403,000)								(5,403,000)
Total gains or losses:
Unrealized depreciation/(appreciation)	4,166,454	797,852	1,930,287	26,523	(2,928,108)	7,201,567	(179,897)	(536,270)	(2,145,500)
Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452	$-
Total gains or losses:
Unrealized depreciation/(appreciation)	(20,778,271)	(5,752,257)	(5,533,491)	(52,126)	(2,767,152)	(6,252,384)	(186,711)	(234,150)
Balance at September 30, 2014	$15,086,610	$102,949	$6,949,036	$45,954	$49,524	$7,634,923	$175,922	$128,302	$-

Value per Warrant	$0.348	$0.008	$0.540	$0.700	$0.008	$0.740	$0.620	$0.160

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Contemporaneously with the entry into the 2013 Purchase Agreement, and as contemplated thereby, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before December 30, 2013, a registration statement under the Securities Act covering the resale of the Shares and Warrant Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement. The Registration Statement was filed on December 27, 2013, and declared effective on January 27, 2014. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner of- sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

As of September 30, 2014, the Company had 20,408,616 shares of common stock issued and outstanding and approximately 55,195,600 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.1 million and approximately $0.4 million at September 30, 2014 and December 31, 2013, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired unexercised during the year ended December 31, 2013.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants (together with the Series A warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $7.7 million and $16.7 million at September 30, 2014 and December 31, 2013, respectively.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.2 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $7.1 million and $18.3 million at September 30, 2014 and December 31, 2013, respectively.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

7. STOCKHOLDERS’ EQUITY (Continued)

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2014.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

As of September 30, 2014, there are 3,903,468 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

The Company issued the following stock options during the three and nine month periods ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Options granted	-	-	2,186,957	182,938

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Expected volatility	N/A	N/A	92%	89% - 96%
Expected term	N/A	N/A	6 years	4-6 years
Dividend yield	N/A	N/A	0.0%	0.0%
Risk- free interest rate	N/A	N/A	1.57% - 1.58%	0.77% - 0.89%
Stock price	N/A	N/A	$2.23 - $2.90	$2.40
Forfeiture rate	N/A	N/A	0.0%	0.0%

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at September 30, 2014, and information with respect to the changes in options outstanding is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2013	5,758,463	$2.66	$-
Options granted	2,186,957	$2.83	-
Options exercised	-	-	-
Options cancelled	(733,573)	$2.97	-
Options outstanding at September 30, 2014	7,211,847	$2.68	$-

Exercisable at September 30, 2014	2,347,762	$2.98	$-

Shares available for grant under the 2005 Plan	3,903,468

The following table summarizes information about stock options outstanding at September 30, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$2.23	223,445	9.40	$2.23	-	$2.23
$2.40	5,281,555	8.44	$2.40	2,013,007	$2.40
$2.90	1,554,620	9.32	$2.90	182,528	$2.90
$8.00	114,844	3.40	$8.00	114,844	$8.00
$19.38	37,383	3.53	$19.38	37,383	$19.38

Total	7,211,847	8.56	$2.68	2,347,762	$2.98

Stock-based compensation costs under the Plan for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Research and development	$209,411	$107,343	$756,997	$432,025
General and administrative	874,639	119,609	2,745,082	494,225

Total	$1,084,050	$226,952	$3,502,079	$926,250

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

8. STOCK OPTION PLAN (Continued)

The fair value of options vested under the Plan was approximately $1,101,685 and $147,080 for the three months ended September 30, 2014 and 2013, respectively, approximately $3,018,414 and $691,884 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $9,174,664 which is expected to be recognized over a weighted-average vesting period of 2.4 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

9. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and from that point until December 31, 2013, TRC billed the Company for actual hours worked on a monthly basis.  For the three and nine month periods ended September 30, 2013, TRC billed the Company $73,723 and $217,849, respectively. As of January 1, 2014, the Company no longer received services from TRC.

On occasion, some of the Company’s expenses were paid by TRC. No interest is charged by TRC on any outstanding balance owed by the Company. There is no outstanding payable to TRC as of September 30 2014.

The financial condition and results of operations of the Company, as reported, are not necessarily indicative of results that would have been reported had the Company operated completely independently.

10. SUBSEQUENT EVENTS

On October 28, 2014, the Company notified the holders of its Series B and Series E Warrants that the expiration date of such warrants had been extended from October 31, 2014 to December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are focused on developing innovative products for the treatment of cancer and other life threatening diseases. We currently have exclusive worldwide rights to three innovative clinical stage compounds with unique mechanisms of action that have the potential to be first-in-class products for the treatment of various forms of cancer, including both hematologic malignancies and solid tumors.

The following is a summary of our product development pipeline:

•	Onapristone – We are currently developing onapristone, an oral anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. Originally, onapristone was being developed by Schering AG for potential use in the treatment of benign gynecological disorders (e.g., uterine leiomyoma, endometriosis), as a contraceptive and an anti-endocrine treatment of breast cancer. In published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of patients with breast cancer. In connection with the development of onapristone, we have engaged Leica Biosystems to develop an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor (APR), which is intended to identify which patients are more likely to benefit from treatment with onapristone. We have also engaged Clarient Diagnostic Services, Inc. to perform the interpretation/analysis of tumor samples with the developed diagnostic test.

In preparation for a proposed Phase II study in women with endometrioid cancer that we plan to begin in 2015, we initiated a Phase I study in patients with progesterone receptor expressing cancers in the fourth quarter of 2013 and began enrolling patients in early 2014. We completed the dose escalation stage of this Phase I study in October 2014 and have opened enrollment in the expansion stage of the trial at the recommended Phase II dose of 50mg twice daily. Preliminary data for the first 43 evaluable patients in this study include one patient with serous ovarian cancer receiving 10mg twice daily of the extended release formulation with a durable partial response (ongoing at 24 weeks). In addition, 5 of 26 patients with gynecologic tumors and 2 of 16 patients with breast tumors had stable disease for greater than 16 weeks. Prior to entering this study, these heavily pre-treated patients had, on average, previously received three chemotherapy treatment regimens and one hormone therapy regimen. In general, onapristone was well tolerated without substantial dose limiting toxicities. A total of three patients have experienced Grade 3 liver function test abnormalities associated with progression of liver metastases and discontinued onapristone treatment. None of these adverse events were deemed to be drug-related by an independent safety review committee. The proposed Phase II study in endometrioid cancer will be conducted in conjunction with a diagnostic test targeting women with tumors expressing the APR. Currently, this Phase I study does not prospectively select patients with tumors which test positive for the APR. Research conducted by Arno indicates that approximately 45% of all endometrioid tumors are APR positive. We are also investigating onapristone as a potential treatment for patients with prostate cancer and enrolled the first patient in an ongoing Phase I clinical study in adult male subjects with castrate resistant prostate cancer during April 2014.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 is currently being studied in an investigator-initiated Phase I/II clinical study in adult subjects with relapsed or refractory hematological malignancies: multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been initiated. The protocol has been amended to include a separate solid tumor dose escalation cohort and patients are being actively screened to enter into this cohort. We are also supporting an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

•	AR-12 – We are also developing AR-12 as an orally available kinase inhibitor. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. We are currently conducting a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as an improved formulation that has been shown to substantially increase bioavailability in preclinical models has been developed. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended September 30, 2014 and 2013 were approximately $1.9 million and $0.6 million, respectively. The increase of approximately $1.3 million for the three months of 2014 over the same period in 2013 is primarily the result of increased compensation expense in 2014 of approximately $1.1 million, of which approximately $0.7 million is due to increased non-cash stock compensation expense and $0.4 million of severance expense for our former Chief Executive Officer.

 G&A expenses for each of the nine month periods ended September 30, 2014 and 2013 were approximately $5.3 million and $2.1 million, respectively. The increase of approximately $3.2 million for the nine months of 2014 over the same period in 2013 is primarily the result of increased compensation expense in 2014 of approximately $2.8 million, of which approximately $2.2 million is due to increased non-cash stock compensation expense, $0.4 million severance expense for our former Chief Executive Officer and $0.2 million due to increased headcount. The remaining $0.4 million of increased G&A expenses in the first nine months of 2014 compared to the same period in 2013 is primarily the result of increased professional service fees and franchise taxes.

Research and Development Expenses. R&D expenses for the three month periods ended September 30, 2014 and 2013 were approximately $3.8 million and $3.2 million, respectively. The increase of approximately $0.6 million compared to the same period in 2013 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and began enrolling patients in two ongoing Phase I clinical trials in 2014. Total direct onapristone development costs for the quarter ended September 30, 2014 were approximately $3.0 million compared to approximately $2.3 million for the quarter ended September 30, 2013. This increase of approximately $0.7 million over the same period of 2013 is primarily due to ongoing work related to the development of the onapristone companion diagnostic test.

R&D expenses for the nine month periods ended September 30, 2014 and 2013 were approximately $12.3 million and $8.9 million, respectively. The increase of approximately $3.4 million compared to the same period in 2013 is primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and began enrolling patients in two Phase I clinical trials in 2014. Total direct onapristone development costs for the nine months ended September 30, 2014 were approximately $9.8 million compared to approximately $6.1 million for the nine months ended September 30, 2013. This increase of approximately $3.7 million over the same period of 2013 is primarily due to an increase of approximately $1.9 million for clinical trial costs incurred for starting and running the two ongoing Phase I clinical trials and an increase of approximately $1.6 million for work related to the continued development of the onapristone companion diagnostic test.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine months ended September 30, 2014 and 2013, as well as the cumulative amounts since we began development of each product candidate through September 30, 2014. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs:

					Cumulative
	Three months ended September 30,		Nine months ended September 30,		amounts during
	2014	2013	2014	2013	development

Onapristone	$2,987,597	$2,310,934	$9,812,547	$6,125,638	$24,209,410
AR-42	11,047	42,538	(13,359)	299,398	5,368,483
AR-12	211,134	255,040	403,298	658,697	10,892,007
AR-67	7,566	32,129	19,196	56,789	8,151,408
Unallocated R&D	539,084	527,966	2,052,860	1,762,872	13,974,811
Total	$3,756,428	$3,168,607	$12,274,542	$8,903,394	$62,596,119

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. For example, in fiscal year 2014, we plan to incur external development costs of approximately $13.7 million, $0.1 million and $0.3 million on onapristone, AR-42 and AR-12, respectively. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended September 30, 2014 and 2013 was $10,087 and $1,362 respectively. The increase in interest income compared to the same period in 2013 is primarily due to higher average cash balances held during 2014 compared to the same period of 2013, as a result of our fourth quarter 2013 equity and warrant offering.

Interest income for the nine months ended September 30, 2014 and 2013 was $34,947 and $8,353 respectively. The increase in interest income compared to the same period in 2013 is primarily due to higher average cash balances held during 2014 compared to the same period of 2013, as a result of our fourth quarter 2013 equity and warrant offering.

Interest Expense. Interest expense for the three months ended September 30, 2014 and 2013 was approximately $0 and $1.9 million, respectively. The decrease in interest expense in 2014 compared to the same period in 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

Interest expense for the nine months ended September 30, 2014 and 2013 was approximately $0 and $5.9 million, respectively. The decrease in interest expense in 2014 compared to the same period in 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

Other Income. Other income for the three months ended September 30, 2014 was approximately $5.8 million compared to other income of approximately $2.0 million for the three months ended September 30, 2013. The other income recorded for each of these periods was primarily due to decreases in our stock price, resulting in non-cash adjustments to the warrant liability during the three months ended September 30, 2014 and 2013.

Other income for the nine months ended September 30, 2014 was approximately $20.8 million compared to other income of approximately $1.0 million for the nine months ended September 30, 2013. The other income recorded for each of these periods was primarily due to decreases in our stock price, resulting in non-cash adjustments to the warrant liability during the nine months ended September 30, 2014 and 2013.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2014 and December 31, 2013 and our net changes in cash and cash equivalents for the nine months ended September 30, 2014 and 2013 (the amounts stated are expressed in thousands):

	September 30,	December 31,
Liquidity and capital resources	2014	2013

Cash and cash equivalents	$11,577	$26,774
Working capital	8,880	22,959
Stockholders' (deficit) equity	(6,174)	(12,883)

	Nine Months Ended September 30,
Cash flow data	2014	2013

Cash used in:
Operating activities	$(15,177)	$(9,381)
Investing activities	(20)	-
Financing activities	-	(22)
Net decrease in cash and cash equivalents	$(15,197)	$(9,403)

Our total cash resources as of September 30, 2014 were approximately $11.6 million compared to approximately $26.8 million as of December 31, 2013. As of September 30, 2014, we had approximately $18.0 million in liabilities (of which approximately $15.1 million represented non-cash derivative liabilities), and approximately $8.9 million of net working capital. We realized net income of approximately $3.2 million and had negative cash flow from operating activities of $15.2 million for the nine months ended September 30, 2014. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conducting of pre-clinical studies and clinical trials.

From inception through September 30, 2014, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations into the second quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights.  If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether.  Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to eliminate requirements for entities which have either not commenced principal operations or have not generated significant revenue from principal operations to present inception-to-date information in the financial statements. In addition, the Update eliminated the exception for evaluating such entities as possible variable interest entities.

We have elected to early adopt this guidance as permitted for financial statements for the year ending December 31, 2014, including this quarterly report. As a result of adopting this guidance, we have retrospectively removed the inception-to-date financial results that have been historically included in the financial statements. Further, we have disclosed information about the risks and uncertainties related to the activities in which we are currently engaged and information about our intended operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)”. Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

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

We are in immediate need of additional capital to fund our operations. As of September 30, 2014, we had approximately $11.6 million in cash and cash resources, and net working capital of approximately $8.9 million. During the nine months ended September 30, 2014, we had negative cash flow from operating activities of $15.2 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations into approximately the second quarter of 2015. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. Despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in this “Risk Factors” section and in our Annual Report on Form 10-K for the year ended December 31, 2013. We have based these forecasts on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1	Separation Agreement between Arno Therapeutics, Inc. and Glenn R. Mattes dated July 25, 2014 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 31, 2014). †

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from January 1, 2014 through September 30, 2014, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to Condensed Financial Statements.

†	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 14, 2014	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 (iii) Condensed Statement of Stockholders’ (Deficit) Equity for the period from January 1, 2014 through September 30, 2014, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (v) Notes to Condensed Financial Statements.

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment made pursuant to Rule 24b-2 of the Exchange Act.

