Form 10-K
period 2014-12-31
Arno Therapeutics, Inc
filed 2015-03-31
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

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

As of June 30, 2014: $36,259,189

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 25, 2015, there were 20,408,616 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

References to “the Company,” ‘Arno,” “we”, “us” or “our” in this Annual Report on Form 10-K refer to Arno Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

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

Overview

We are an early stage enterprise focused on developing innovative products for the treatment of cancer and other life threatening diseases. The following table summarizes our product development pipeline:

Product Candidate	Indications	Commercial Rights	Ongoing Studies / Status
Onapristone	Endometrial, prostate and breast cancer	Arno

Phase II arm of a Phase I/II clinical study in patients with APRpos endometrioid tumors is ongoing at multiple centers in France, with patient enrollment expected to be completed in 2015.

Phase I/II clinical study in patients with castration resistant prostate cancer is ongoing in the U.K.

Development of a companion diagnostic to identify APR expressing tumors is ongoing pursuant to a collaboration with Leica Biosystems.

AR-42	Hematological malignancies and solid tumors	Arno

An investigator-initiated dose escalation study with an expansion phase has been completed at The Ohio State University in adult subjects with relapsed or refractory multiple myeloma, chronic lymphocytic leukemia or lymphoma, in addition to patients with solid tumors.

Phase I investigator-initiated clinical study in combination with decitabine in patients with hematological malignancies has been completed.

AR-12	Solid tumors and hematological malignancies	Arno	Completed a Phase I clinical study in adult subjects with advanced or recurrent solid tumors or lymphoma

AR-12	Various anti-microbial targets	Arno	Pre-clinical

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

Oncology Overview

According to the American Cancer Society, cancer is the second leading cause of death in the United States, surpassed only by heart disease, accounting for nearly one of every four deaths. According to the American Cancer Society, more than 1.6 million new cancer cases are expected to be diagnosed in 2015. According to a 2013 report by the American Cancer Society, the National Institutes of Health estimated direct costs for medical care for cancer related treatments in the United States in 2008 were $77.4 billion. With a 68% 5-year relative survival rate for all cancers from 2004-2010, according to the American Cancer Society, oncology remains a significant unmet medical need.

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

Product Development Pipeline

Onapristone

Overview

Pursuant to a February 2012 license agreement with Invivis Pharmaceuticals, Inc., or Invivis, we have the exclusive rights worldwide to develop, and commercialize (other than in France), onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor, which is believed to be the mechanism by which it may inhibit the growth of breast, endometrial and other cancers. Onapristone was originally being developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a potential contraceptive and an anti-endocrine treatment of breast cancer. In previous published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic, or CDx, to identify patient’s tumors which express the activated form of the progesterone receptor (APR) and therefore may be more likely to benefit from treatment with onapristone.

The hormones estrogen and progesterone play important roles in normal female reproductive physiology and the development of certain tissues/organs including the breast and uterus. These two naturally occurring hormones are also believed to play important roles in the development of certain female cancers (e.g. breast and endometrial) and the biologic effects of these two hormones make the estrogen and progesterone receptors important therapeutic targets. For example, chronic estrogen exposure unopposed by progesterone predisposes women to endometrial cancer, and the presence of estrogen or progesterone receptors in breast cancer tissues is predictive of response to anti-estrogen targeted therapies in women with breast cancer. Breast and endometrial cancers commonly express progesterone receptors but, to date, it has not been determined whether these receptors are functional and play a role in tumor growth. Prostate cancers can also express the progesterone receptor which may play a role in the development of androgen resistance. We believe a better diagnostic test may aide in selecting patients who are most likely to benefit from “hormone” treatments, including onapristone.

Onapristone is a type 1 anti-progestin. Researchers believe its mechanism of action to be a direct result of binding to the progesterone receptor and preventing the binding of the progesterone receptor to DNA, thereby substantially reducing or eliminating progesterone receptor induced gene transcription resulting in death of the malignant cell.

Potential Advantages

In prior publications, onapristone was reported to have a 56% objective response rate in patients with breast cancer as a first line endocrine treatment and a 49% clinical benefit rate in patients with breast cancer after failure of tamoxifen treatment. Our ongoing clinical studies of onapristone are intended to evaluate safety and efficacy which may provide women with endometrial cancer and men with castrate resistant prostate cancer an additional treatment option and allow a delay in the time for which patients may need chemotherapy treatment.

Preclinical Studies

We have completed a series of preclinical studies of onapristone since we acquired the rights in 2012. In these studies, 10 different breast cancer and endometrial cancer cell lines where characterized for hormone receptor status and the effect of various hormones and growth factors on proliferation and progesterone receptor status. When evaluating the effect of onapristone in the various culture conditions tested, cancer cell lines that expressed the activated form of the progesterone receptor, or APR, were found to respond to treatment with onapristone, but cell lines that did not express APR did not respond to onapristone treatment. We presented these findings in November 2012 at the 24th European Organization for Research and Treatment of Cancer symposium on Molecular Targets and Cancer Therapeutics in Dublin, Ireland and the April 2013 meeting of the American Association for Cancer Research in Washington, D.C.

Clinical Development Plans and Activities

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor expressing tumors. The protocol has been amended to include a formal Phase II study, which will include up to 29 patients with recurrent or metastatic endometrioid tumors that have been shown to express the activated progesterone receptor (APR), and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50 mg of extended release onapristone twice daily. The study protocol provides that if at least two of the first 10 patients have a confirmed response by RECIST 1.1 criteria, an additional 19 patients will be enrolled, for a total of 29 patients. The study also incorporates a diagnostic test, which is intended to select those patients most likely to respond to onapristone treatment. At present, this study is being conducted in France with additional sites planned for the US, and is expected to complete enrollment in 2015.

In January 2014, we enrolled the first patient in the Phase I dose escalation arm of the ongoing Phase I/II clinical trial, evaluating onapristone in post-menopausal women with progesterone receptor (PR) positive tumors, including breast, endometrial and other solid tumors. This Phase I trial was designed to identify the recommended Phase II dose and determine the overall safety profile of onapristone. Pursuant to the study protocol, this study evaluated onapristone in extended release and immediate release formulations across six dose levels (10-50 mg, twice daily, and 100 mg, once daily) to identify the recommended Phase II dose and gather data showing anticancer activity. This multi-site Phase I trial enrolled a total of 52 patients in France. In November 2014, we announced preliminary results for the study. At that time, the Phase I clinical trial had enrolled 48 patients with PR positive tumors in the dose escalation stage, including 28 patients with gynecologic malignancies and 19 patients with breast cancer. Prior to entering this study, these heavily pre-treated patients had previously received, on average, three chemotherapy treatment regimens and one hormone therapy regimen. In general, onapristone was well-tolerated without substantial dose limiting toxicities. A total of three patients experienced Grade 3 liver function test abnormalities associated with progression of liver metastases and discontinued onapristone treatment. None of these adverse events were deemed to be drug-related by an independent safety review committee. Currently, four patients from the dose escalation stage are still receiving onapristone therapy in the study. Five of the 48 patients enrolled in the dose escalation stage had been on study for less than eight weeks and were awaiting their first disease assessment evaluation. Of the 43 evaluable patients, one patient with serous ovarian cancer receiving 10mg twice daily of the extended release formulation had a durable partial response until week 40. In addition, 5 of 26 patients with gynecologic tumors and 2 of 16 patients with breast tumors had stable disease for greater than 24 weeks.

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at the Royal Marsden NHS Foundation Trust in London pursuant to approval of an Investigational Medicinal Product Dossier from the United Kingdom Health Authority, Medicines and Healthcare Products Regulatory Agency in January 2014. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The study will evaluate onapristone in extended-release tablet formulations in up to five dose levels (10-50 mg, twice daily) in patients with prostate cancer in which PR may be contributing to tumor progression. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express APR, which may help identify patients who are more likely to respond to onapristone. Once a recommended Phase II dose has been determined, the Phase II cohort of patients will be enrolled to gain additional understanding of the onapristone safety profile and potential anti-cancer activity in men with advanced CRPC after failure of abiraterone or enzalutamide. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase I setting with an expansion phase. In accordance with the amended study protocol, we expect to enroll a total of 75 patients.

Onapristone Companion Diagnostic Program

A key aspect of our strategy to develop onapristone is to also develop a companion diagnostic, or CDx, that would identify whether a patient’s tumor expresses APR and therefore would be more likely to respond to treatment with onapristone. We and our research collaborators have identified an immunohistochemistry (IHC) technique for identifying activated progesterone receptors in breast cancer tumors. The initial findings were presented in December 2012 at the 35th Annual San Antonio Breast Cancer Symposium, with more mature data presented at the June 2013 annual meeting of the American Society of Clinical Oncology in Chicago, and in December 2013 at the 36th Annual San Antonio Breast Cancer Symposium. This IHC technique was successful in identifying the activated form of the progesterone receptor via nuclear morphology, which we believe can be done on a routine basis with freshly obtained or formalin-fixed and paraffin-embedded tissue. We are further refining and testing this method on a larger cohort of breast and endometrial cancer samples, with correlation to other standard tumor markers and clinical outcomes. We are also evaluating this diagnostic technique in other malignancies.

In January 2014, we entered into a co-development agreement with Leica Biosystems, or Leica, a global leader in pathology workflow solutions and automation, for the development of a CDx for onapristone. The CDx will be an IHC in vitro diagnostic (IVD) test used to detect APR in endometrioid and breast cancer. This CDx test will help to identify patients who are APR positive and therefore more likely to respond to treatment with onapristone. Development of the assay is also ongoing in prostate cancer, as we believe this diagnostic technique will also have potential application in castration-resistant prostate cancer. Under the terms of the co-development agreement, we will sponsor and conduct clinical trials for onapristone. Leica will develop and validate the CDx for APR with responsibility for ensuring the investigational companion diagnostic kit is ready, available and meets FDA and other health authority standards for a planned registration trial of onapristone in endometrioid cancer. The co-development program aims to achieve simultaneous approval and launch of onapristone and the CDx for APR detection.

In February 2014, we entered into an Exclusive Patent License Agreement with the University of Minnesota, pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. See “—License Agreements and Intellectual Property—University of Minnesota License,” below. We plan to develop and commercialize this technology in connection with our CDx development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

AR-42

Pursuant to a license agreement with The Ohio State University, or Ohio State, we also have exclusive rights to develop and commercialize AR-42, a novel oral cancer therapy currently in early clinical development. AR-42 is a broad spectrum deacetylase inhibitor of both histone and non-histone proteins, which has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared in preclinical studies to vorinostat (also known as “SAHA” or Zolinza®), the first of four marketed compound in the class. AR-42 may possess additional histone-independent mechanisms, which may contribute to its superior profile in vitro and in vivo. An investigator-initiated dose escalation study with expansion phase of AR-42 in patients with hematological malignancies and solid tumors has been completed at Ohio State.

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

HDAC inhibitors are an emerging class of drug compounds that have demonstrated efficacy primarily in hematological malignancies, also called blood cancers, but are currently being developed in solid tumors as well. It is believed that HDAC inhibitors induce histone hyperacetylation and can cause cell death. The first drug in this class to gain approval is SAHA, which is approved to treat cutaneous T-cell lymphoma, or CTCL, in patients that have failed two previous therapies. Another HDAC inhibitor, romidepsin (Istodax®, Celgene Corporation) is approved to treat CTCL and peripheral T-cell lymphoma. Additionally, belinostat (Beleodaq®, Spectrum) was approved in 2014 for the treatment of patients with relapsed or refractory T-cell lymphoma and panobinostat (Farydak®, Novartis) was approved in 2015 for the treatment of multiple myeloma. The approved compounds and other HDACs are currently in late stage development for both hematological malignancies as well as solid tumors. In preclinical studies, AR-42 has demonstrated activity against a broad spectrum of deacetylase targets and increased potency compared to SAHA.

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

Clinical Development

We are collaborating with Ohio State, which conducted an investigator-initiated dose escalation study with an expansion phase of AR-42 in patients with advanced or recurrent hematological malignancies and solid tumors for which prior treatments have been ineffective. The primary goal is to evaluate the safety and tolerability of AR-42 given orally three times per week. Secondary endpoints include characterizing AR-42’s pharmacokinetics and its pharmacodynamic profile through the measurement of biomarkers and evaluation of clinical response. The recommended dose for further study in patients with hematological malignancies and solid tumors has been declared and the study has been completed. In addition, we also supported an investigator initiated Phase I study of AR-42 at Ohio State in combination with decitabine in patients with hematological malignancies that was initiated in the third quarter of 2013. Decisions regarding the further development of AR-42 will be made upon the completion of these studies and review of the safety/efficacy data.

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

AR-12

Overview

Pursuant to a license agreement with Ohio State, we have exclusive rights to develop and commercialize AR-12, a potentially first-in-class, orally available cancer treatment that has completed the enrollment of patients in a Phase I clinical study. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. In pre-clinical studies, AR-12 has demonstrated activity in a wide range of tumor types and synergistic effects with several widely used anti-cancer agents, enhancing activity or overcoming drug-resistance when used in combination with Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech) and tamoxifen. In vitro screens also suggest that AR-12 may have antimicrobial activity against a broad range of pathogens.

Mechanism of Action

AR-12 has been shown in pre-clinical studies to inhibit proteins known as kinases, a novel target in an important cell growth and proliferation pathway, which has been validated by the approval of therapeutics that target proteins both upstream and downstream of PDK-1, a specific kinase. Receptor tyrosine kinases, or RTK, are cell-surface receptors that are involved in cell growth and are upstream of PDK-1. Members of the RTK class are targeted by some of the most successful and widely used targeted oncology agents, including Avastin® (Genentech), Herceptin® (Genentech), Gleevec® (Novartis), Tarceva® (Genentech), Iressa® (AstraZeneca), Nexavar® (Bayer/Onyx) and tamoxifen. Downstream of PDK-1 is the mammalian target of rapamycin, or mTOR protein. The mTOR inhibitors temsirolimus (Torisel®, Wyeth) and everolimus (Afinitor®, Novartis) are FDA approved for the treatment of renal cancer, and additional studies are being conducted with mTOR inhibitors in various clinical trials as anti-cancer agents.

Although FDA-approved drugs that target the Akt pathway have shown efficacy in treating cancer, some tumors either do not respond to these drugs or eventually become resistant to therapy. Scientists hypothesize that a combination of drugs that inhibit different targets in this pathway could provide synergistic or additive benefits to increase efficacy and potentially overcome drug resistance. For this reason, there has been particular interest within the biopharmaceutical industry in developing kinase inhibitors.

AR-12 has also demonstrated an ability to induce the endoplasmic reticulum (ER) stress mediated apoptosis pathway, which contribute to its unique profile in vitro and in vivo. The ER stress pathway is a cellular mechanism that can either induce cellular protection or apoptosis. AR-12, through the induction of PKR-like Endoplasmic Reticulum Kinase, or PERK, seems to selectively induce the pro-apoptotic response and appears to have a preferential effect on cancer cells. Recent studies suggest that AR-12 down regulates certain molecular protein chaperones including GRP78 (also known as BiP or HSPA5), HSP70 and HSP90. The down regulation of GRP78 may result in the induction of PERK through interactions with other ER stress response elements.

Potential Advantages of AR-12

We believe AR-12’s unique mechanisms and ability to improve the efficacy of other approved agents may enable it to become a first-in-class agent with broad applications in oncology and significant sales in the market. In preclinical studies, AR-12 has shown efficacy in a wide range of tumor types, including breast, lung, prostate, pancreatic, brain, and hematological cancers, as both a single-agent as well as in combination with leading oncology therapeutics. AR-12 demonstrated synergy or additive benefit or overcame drug-resistance when used in combination with Avastin®, Herceptin®, Gleevec®, Tarceva®, Iressa®, Nexavar® and tamoxifen, all of which are widely-prescribed, FDA-approved oncology therapeutics that, according to Thomson Reuters Pharma, represented approximately $17 billion in sales in 2009. The unique mechanism of action and demonstrated in vitro antimicrobial activity may enable AR-12 to be explored as an antimicrobial agent.

Clinical and Pre-Clinical Development

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

Additional pre-clinical research of AR-12 conducted by researchers at Ohio State and other institutions indicates that AR-12 may have utility in treating various infectious diseases. We are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the possible use of AR-12 as an anti-microbial agent.

Competition

We compete primarily in the cancer therapeutic segment of the biopharmaceutical market, which is highly competitive. We face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and selling products designed to address the cancer market. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research. We also compete with commercial biotechnology companies for the rights to product candidates developed by public and private research institutes. Smaller or early-stage companies are also significant competitors, particularly those with collaborative arrangements with large and established companies. In addition to the factors described below under the caption “Risk Factors” in Item 1A of this Annual Report, our ability to compete in the cancer therapeutics market depends on the following factors:

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

Onapristone

If approved, onapristone would compete with other classes of oncology drugs referred to as “hormonal” agents (antiestrogens, aromatase inhibitors, megestrol acetate, androgen receptor inhibitors) used in the treatment of endometrial, prostate and breast cancers. Antiestrogens, aromatase inhibitors, and megestrol acetate have been used for a number of decades and the medical community is aware and accepting of their safety and efficacy profile. Many of these agents are off patent and thus available at a low cost. In addition, combination chemotherapy is routinely used after patients with breast and endometrial cancer have failed standard hormonal treatments, and thus onapristone may be positioned as an agent which delays the need for chemotherapy. Additionally, drugs that inhibit the androgen receptor (Zytiga® (abiraterone) marketed by Janssen, Xtandi® (enzalutamide) marketed by Astellas) have been approved for the treatment of metastatic castration resistant prostate cancer and are projected to generate over $2 billion in combined revenue in 2015.

Although previous formulations of onapristone have a known risk for elevated liver function tests, we believe that our proprietary formulation and onapristone’s historical therapeutic profile will allow it to compete successfully in the crowded space of breast cancer treatments and, potentially, as an effective treatment for women with endometrial carcinoma and men with castration resistant prostate cancer.

 AR-42

If approved, AR-42 would compete with other HDAC inhibitors. HDAC inhibitors have displayed efficacy in a broad range of settings as single agents and in combination with other therapeutics. The first HDAC inhibitor to obtain approval is vorinostat (“SAHA,” or Zolinza®), which is approved for the treatment of recurrent cutaneous T-cell lymphoma (“CTCL”). Other FDA approved HDAC inhibitors include, romidepsin, (Istodax®, Celgene Corporation) which has been approved for the treatment of patients with peripheral T-cell lymphoma, belinostat (Beleodaq®, Spectrum) for the treatment of patients with relapsed or refractory T-cell lymphoma and panobinostat (Farydak®, Novartis) for the treatment of patients with multiple myeloma. These and other HDAC inhibitors are in Phase II and Phase III clinical trials, primarily in hematological malignancies, but also in solid tumors as both single agents and in combination with other oncology therapies.

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

AR-12

AR-12 is believed to target multiple kinases. Kinase inhibition has been of great interest to the pharmaceutical industry, particularly compounds that target PI3K. The approaches for targeting PI3K are general inhibition or the specific inhibition of the alpha, beta, gamma, or delta subunit of this kinase. Some of these molecules also combine PI3K inhibition with activity against the mammalian target of rapamycin (“mTOR”), a target that is believed to also play a role in the PI3K/Akt pathway. Other approaches to this pathway include targeting Akt directly. Additionally, companies such as Wyeth, Vernalis, GlaxoSmithKline, and Novartis have published data on their preclinical discovery programs to target PDK-1.

Compounds that inhibit PI3K have been the foundation of several recent licensing, acquisition, and financing activities. Despite the great deal of activity in the space, we believe that AR-12 can differentiate itself and become an important agent in the treatment of cancer. In multiple preclinical studies, AR-12 has demonstrated the ability to inhibit multiple kinases as well as induce ER stress, a combination that could provide a unique therapeutic profile and differentiate AR-12 from other molecules being developed to inhibit the PI3K/Akt pathway.

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

The onapristone license agreement with Invivis provides us with exclusive, worldwide rights to a U.S. patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. We intend to expand our patent portfolio by filing additional patent applications covering the use and manufacture of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We made the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which occurred in January 2014. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis will provide us with certain clinical development support services for a period of time, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment.

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

University of Minnesota License

In February 2014, we entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota, or UM, pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. We plan to develop and commercialize this technology as part of our companion diagnostic development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

The license agreement requires us to use commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by us at specified dates. Under the terms of the agreement, we made a small one-time cash payment and reimbursed UM for past patent expenses it has incurred. The agreement also provides that we will pay royalties to UM on net sales of “Licensed Products” (as defined in the agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

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

The license agreement further provides that we will indemnify and hold UM and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to our exercise of our rights under the agreement, including our right to commercialize the licensed technology. UM is required to indemnify us with respect to claims relating to or resulting from its breach of the agreement.

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

Under our license agreement for AR-12, we have exclusive, worldwide rights to seven issued U.S. patent and three pending U.S. patent applications that relate to AR-12, AR-12 analogs, and particular uses of AR-12 according to our business plan. The issued patents include composition of matter claims. The issued patents are currently scheduled to expire in 2024. If the pending patent applications issue, the latest of the issued patent or patents would be scheduled to expire in 2034. In 2014, we filed a provisional patent application directed to methods of using AR-12 that, if issued, would expire in 2035. In addition, Arno has exclusive rights to a pending US and international patent application directed to AR-12 formulations which, if issued, would expire in 2034.

Under our license agreement for AR-42, we have exclusive, worldwide rights to one issued and two pending U.S. patent applications that relate to AR-42 and particular uses of AR-42 according to our business plan. If one of the pending patent applications issues, the issued patent or patents would be scheduled to expire in 2024. If the other pending patent application issues, it would be scheduled to expire in 2034.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described below under the caption entitled “Risk Factors – Risks Relating to the Clinical Testing, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates.”

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

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process, but does qualify the sponsor of the drug for various incentives such as tax credits for qualified clinical testing and waiver of the required application fee for use of the drug in the orphan designation. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. In February 2012, AR-42 received orphan-drug designation from the FDA for the treatment of meningioma and schwannoma of the central nervous system, which are benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Where appropriate, we will also seek US orphan drug designation for our other product candidates, including potentially for certain uses of AR-12.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible.

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

When appropriate, we and/or our collaboration partners intend to seek breakthrough therapy status, fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

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

Research and Development Expenses

We spent approximately $14.8 million in fiscal year 2014 and $13.5 million in fiscal year 2013 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of March 27, 2015, we had seven full-time employees, none of whom are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

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

Risks Relating to Our Business

We currently have no product revenues and need substantial additional funding in order to continue our business operations and the further development of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

We are in immediate need of additional capital to fund our operations. As of December 31, 2014, we had approximately $7.9 million in cash and cash resources, and net working capital of approximately $6.1 million. During the year ended December 31, 2014, we had negative cash flow from operating activities of $18.8 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations into approximately the third quarter of 2015. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. Despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

As an early-stage enterprise engaged in the development of new biotechnology and biopharmaceutical compounds, we are subject to numerous risks relating to the development of our product candidates.

We have not received any operating revenues to date and you should be aware of the problems, delays, expenses and difficulties encountered by an enterprise engaged in the development of new biotechnology or biopharmaceutical product candidates, many of which may be beyond our control. These include, but are not limited to, problems relating to product development, testing, regulatory compliance, manufacturing, marketing, costs and expenses that may exceed current estimates and competition. No assurance can be given that our existing product candidates, or any technologies or products that we may acquire in the future will be successfully developed, commercialized and accepted by the marketplace or that sufficient funds will be available to support operations or future research and development programs.

We do not generate revenue or positive cash flows from operations and may never do so.

We do not generate revenue and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve or maintain positive operating cash flow. For the years ended December 31, 2014 and 2013, we had negative cash flows from operating activities of $18.8 million and $14.2 million, respectively.   Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur negative operating cash flows for the foreseeable future, as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	in-license or otherwise acquire additional products or product candidates;

•	seek patent protection for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

As a result, we will need to generate significant revenues in order to achieve and maintain positive operating cash flows. We may not be able to generate these revenues and this could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

We have not received regulatory approval for any of our product candidates and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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

We currently have seven employees and we rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

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

Our executive officers, directors and principal stockholders (i.e. those beneficially owning more than 5% of our outstanding voting securities) beneficially own a large majority of our outstanding voting securities. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to exert substantial influence over the election of our board of directors and the outcome of issues submitted to our stockholders.

The co-lead investors in our September 2010 private placement own a significant amount of our voting securities and are entitled to substantial governance rights that may limit our management’s autonomy.

Our September 2010 private placement was co-led by three investors – Pontifax (investing through three affiliated funds: Pontifax (Cayman) II L.P., Pontifax (Israel) II Individual Investors L.P., and Pontifax (Israel) II L.P., which we collectively refer to as “Pontifax”), Commercial Street Capital, LLC (“Commercial Street Capital”), and UTA Capital LLC (“UTA Capital”). Pursuant to the terms of the purchase agreement that we entered into with the investors in our 2010 private placement, each co-lead investor has the right to designate one individual to be appointed to our board of directors, subject to certain ownership and other requirements and conditions. Moreover, the 2010 purchase agreement provides that each such director has the right to serve on any or all of the committees of our board of directors. The purchase agreement also provides that the affirmative vote of each such investor-designated director then in office shall be required to approve the appointment of our chief executive officer and to authorize certain transactions between us and one of our officers, directors, principal stockholders or their affiliates. Pursuant to their rights under the purchase agreement, Pontifax, Commercial Street Capital, and UTA Capital designated Tomer Kariv, Steven Ruchefsky, and Yacov Reizman, respectively, for appointment to our board of directors. This concentration of ownership and governance rights among the co-lead investors may not be in the best interests of all our stockholders. The co-lead investors will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. Such concentration of voting power could have the effect of delaying or preventing a change of control or other business combination, and may adversely affect the market price of our common stock.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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

As of March 31, 2015, the exercise of the remaining unexpired 2012 Warrants could result in the issuance of up to approximately 10.6 million shares of common stock. Approximately 10.3 million of the remaining unexpired 2012 Warrants are now exercisable at a price of $2.40 per share. The exercise of the remaining unexpired 2013 Warrants as of March 31, 2015 could result in the issuance of up to approximately 17.4 million shares of common stock. Approximately 4.5 million of the 2013 Warrants are initially exercisable at a price per share equal to $0.01, approximately 12.9 million of the 2013 Warrants are exercisable at a price per share equal to $4.00.

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

Our principal offices are located at 200 Route 31 North, Suite 104, Flemington, New Jersey 08822, where we occupy approximately 4,168 square feet of office space pursuant to the terms of an amended lease agreement dated June 17, 2014. The lease commencement date was November 17, 2011, with lease payments beginning in February 2012. The lease expiration date, as amended, is January 31, 2018. We provided a cash security deposit of $10,455, or two months’ base rent. We are also responsible for payment of our share of common area maintenance costs and taxes.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible for trading on the OTCQB tier of the OTC Markets under the symbol “ARNI.” The historical trading of our common stock has been extremely limited and sporadic. Set forth below are the high and low sales prices for our common stock during each quarter within the last two fiscal years, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions. All prices have been adjusted to reflect the 1-for-8 reverse split of our common stock effected on October 29, 2013.

Quarter Ended	High	Low
March 31, 2013	$36.00	$4.80
June 30, 2013	$5.20	$2.56
September 30, 2013	$3.60	$1.28
December 31, 2013	$4.24	$2.40
March 31, 2014	$3.00	$1.96
June 30, 2014	$2.30	$1.40
September 30, 2014	$1.78	$1.24
December 31, 2014	$1.35	$0.43

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 21, 2015, we had approximately 300 holders of record of common stock, not including those held in “street name.”

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

Company Overview

We are an early stage company focused on developing innovative products for the treatment of cancer and other life threatening diseases. The following is a summary of our product development pipeline:

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

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor expressing tumors. The protocol was subsequently amended to include a formal Phase II study which will include up to 29 patients with recurrent or metastatic endometrioid tumors that have been shown to express the activated progesterone receptor (APR), and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50mg of extended release onapristone twice daily. The study protocol provides that if at least two of the first 10 patients have a confirmed response by RECIST 1.1 criteria, an additional 19 patients will be enrolled, for a total of 29 patients. The study also incorporates a diagnostic test targeting women with tumors expressing the APR, which is intended to select those patients more likely to respond to onapristone treatment. At present, this study is being conducted in France and is expected to complete enrollment in 2015.

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at the Royal Marsden NHS Foundation Trust in London pursuant to approval of an Investigational Medicinal Product Dossier from the United Kingdom Health Authority, Medicines and Healthcare products Regulatory Agency in January 2014. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The study will evaluate onapristone in extended-release tablet formulations in up to five dose levels (10-50 mg, twice daily) in patients with prostate cancer in which PR may be contributing to tumor progression. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express APR, which may help identify patients who are more likely to respond to onapristone. Once a recommended Phase II dose has been determined, the Phase II cohort of patients will be enrolled to gain additional understanding of the onapristone safety profile and potential anti-cancer activity in men with advanced CRPC after failure of abiraterone or enzalutamide. The protocol has been amended to study the combination of onapristone plus abiraterone in a phase 1 setting with an expansion phase. In accordance with the amended study protocol, we expect to enroll a total of 75 patients.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. In preclinical studies, AR-42 has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared to vorinostat (also known as SAHA and marketed as Zolinza® by Merck). These data demonstrate the potent and potential differentiating activity of AR-42. Additionally, pre-clinical findings presented at the 2009 American Society of Hematology Annual Meeting showed that AR-42 potently and selectively inhibits leukemic stem cells in acute myeloid leukemia, or AML. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In February 2012, the FDA granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin.

•	AR-12 – We are also developing AR-12 as an orally available kinase inhibitor. Preliminary data demonstrates that AR-12 may inhibit multiple different kinase targets. We believe AR-12 may also cause cell death through the induction of stress in the endoplasmic reticulum and work is ongoing to further understand the mechanism of action. We recently completed a multi-centered Phase I clinical study of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma. The Phase I study of AR-12 was originally designed to be conducted in two parts. The first part is a dose-escalating study, which we refer to as the Escalation Phase, primarily designed to evaluate the safety of AR-12 in order to identify the MTD and RP2D for future studies of the compound. We have completed the dose escalation phase of the Phase I trial, and have determined the RP2D and MTD of the current formulation. Following the Escalation Phase, we planned to initiate the second part of the study, which we refer to as the Expansion Phase, which would have involved enrolling an expanded cohort of additional patients at the RP2D in multiple tumor types. We will not be moving forward with the Expansion Phase of this study as an improved formulation that has been shown to substantially increase bioavailability in preclinical models has been developed. During the first quarter of 2013, the last study subject completed the planned dose-escalation phase of the study. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2014 and 2013 were approximately $6.7 million and $3.5 million, respectively.  This increase of approximately $3.2 million over 2013 is primarily attributable to increased compensation expense of approximately $3.4 million consisting of an increase of approximately $2.7 million in stock compensation costs related to new stock option grants, increased salary and benefits of approximately $0.3 million due to increased headcount and $0.4 million related to severance expense for our former Chief Executive Officer.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2014 and 2013 were approximately $14.8 million and $13.5 million, respectively.  The increase of approximately $1.3 million over 2013 was primarily due to increased expenses incurred in further developing our lead product candidate, onapristone, as we initiated and began enrolling patients in two Phase I/II clinical trials in 2014.  Total direct onapristone development costs for the year ended December 31, 2014 were approximately $11.6 million compared to approximately $9.9 million for the year ended December 31, 2013.  The increase of approximately $1.7 million over the same period of 2013 is primarily due to an increase of approximately $0.9 million for clinical trial costs incurred for starting and running the two ongoing Phase I/II clinical trials and an increase of approximately $0.6 million for work related to the continued development of the onapristone companion diagnostic test.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2014 and 2013, as well as the cumulative amounts since we began development of each product candidate through December 31, 2014. The table also summarizes unallocated costs, which consist of personnel, facilities, stock based compensation and other costs not directly allocable to development programs. The amounts stated are expressed in thousands.

	Year Ended December 31,		Cumulative
			amounts during
	2014	2013	development

Onapristone	$11,582	$9,894	$25,979
AR-42	21	399	5,403
AR-12	694	815	11,183
AR-67	21	49	8,153
Unallocated R&D	2,522	2,319	14,444
Total	$14,840	$13,476	$65,162

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. Based on our current development plans, during the fiscal year 2015 we anticipate external development costs to be approximately $5.8 million for onapristone, $0.1 million for AR-42 and $0.2 million for AR-12. However, these planned expenditures are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Interest Income. Interest income for the years ended December 31, 2014 and 2013 was $41,954 and $17,737, respectively. The increase in interest income over 2013 is due to higher average cash balance levels during 2014 as compared to 2013 from our equity and warrant offering in the fourth quarter of 2013.

Interest Expense. Interest expense for the years ended December 31, 2014 and 2013 was approximately $0 million and $18.6 million, respectively. The decrease in interest expense in 2014 over 2013 is the result of the conversion of our convertible debentures as part of our equity and warrant offering in the fourth quarter of 2013.

The following table illustrates the components of total interest expense for each of 2014 and 2013. The amounts stated are expressed in thousands.

	Year Ended December 31,
	2014	2013
Note conversion discount	$-	$14,366
Interest expense on 2012 debentures	-	2,174
Amortized deferred financing fees	-	1,710
Liquidated damages on 2012 debentures	-	319
Interest expense on capital lease obligation	-	-
	$-	$18,569

Other Income (Expense).  Other income for the year ended December 31, 2014 was approximately $29.2 million compared to an expense of $4.2 million for the year ended December 31, 2013. The change in 2014 over 2013 is related to noncash adjustments to the warrant liability primarily driven by our decreased stock price and reduced amount of time until warrants expire.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2014	2013

Cash and cash equivalents	$7,948	$26,774
Working capital	6,049	22,959
Stockholders' deficit	(589)	(12,883)

	Year Ended December 31,
Cash flow data	2014	2013

Cash provided by/(used in):
Operating activities	$(18,806)	$(14,243)
Investing activities	(20)	-
Financing activities	-	30,073
Net increase/(decrease) in cash and cash equivalents	$(18,826)	$15,830

Our total cash resources as of December 31, 2014 were approximately $7.9 million compared to approximately $26.8 million as of December 31, 2013. As of December 31, 2014, we had approximately $8.8 million in liabilities (of which approximately $6.7 million represented non-cash derivative liabilities), and approximately $6.1 million of net working capital. We realized a net profit of approximately $7.8 million and had negative cash flow from operating activities of $18.8 million for the year ended December 31, 2014. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly conducting human clinical trials.

From inception through December 31, 2014, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations into approximately the third quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2014, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In connection with our 2012 private placement of convertible debentures and warrants and our 2013 private placement of common stock and warrants, we issued 2012 Series B Common Stock Purchase Warrants (the “Series B Warrants”) to purchase an aggregate of approximately 6.2 million shares of our common stock and 2013 Series E Common Stock Purchase Warrants (the “Series E Warrants”) to purchase an aggregate of approximately 12.8 million shares of our common stock. Both the Series B Warrants and Series E Warrants were to expire October 31, 2014. On October 11, 2014, we extended the termination date of such warrants to December 31, 2014, and on December 30, 2014, we further extended such termination dates to January 31, 2015. Both the Series B Warrants and the Series E Warrants were exercisable at a per share price of $2.40. All of the Series B Warrants and Series E Warrants expired unexercised on January 31, 2015.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	65	Chairman of the Board
Alexander Zukiwski, M.D.	57	Chief Executive Officer, Chief Medical Officer and Director
Lawrence A. Kenyon	49	Chief Operating Officer and Chief Financial Officer
David M. Tanen	43	Secretary and Director
Stefan Proniuk, Ph.D.	44	Chief Development Officer
William F. Hamilton, Ph.D.	75	Director
Tomer Kariv	53	Director
Yacov Reizman	63	Director
Steven B. Ruchefsky	52	Director

Arie Belldegrun, M.D., FACS. Dr. Belldegrun has served as our Chairman of the Board of Directors since March 2008.  Since June 2009, Dr. Belldegrun has been founder and Executive Chairman of Kite Pharma, Inc., a publicly-held biotechnology company based in Los Angeles, CA.  In March 2014, he was also appointed to serve as Kite Pharma’s President and Chief Executive Officer, an interim position he held since December 2013. Dr. Belldegrun also currently serves as Chairman of TheraCoat Ltd., a pharmaceutical company, a position he has held since December 2012, as Chairman and Partner of Two River Consulting LLC, a consulting firm, since June 2009, and as a Director of Teva Pharmaceutical Industries Ltd., a pharmaceutical company, a position he has held since March 2013. He also served as a Director of Nile Therapeutics, Inc., a biotechnology company, from September 2009 to November 2013 and as a Director of SonaCare Medical, LLC, a healthcare company, from October 2009 to October 2014. In 1996, he founded Agensys, Inc., a biotechnology company, and served as its founding Chairman from 1996 to 2001, and continued to serve on the board until 2007 when it was acquired by Astellas Pharma Inc. Dr. Belldegrun was also the Founding Vice-Chairman of the board of directors and Chairman of the scientific advisory board of Cougar Biotechnology, Inc., a biotechnology company, from 2003 to 2009 when it was acquired by Johnson & Johnson. He is certified by the American Board of Urology, and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons. Dr. Belldegrun is Professor of Urology, holds the Roy and Carol Doumani Chair in Urologic Oncology, and Director of the Institute of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles, or UCLA. Prior to joining UCLA in October of 1988, he was at the NCI/NIH as a research Fellow in surgical oncology and immunotherapy from July 1985 to August 1988 under Dr. Steven A. Rosenberg. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post graduate studies in Immunology at the Weizmann Institute of Science and his residency in Urologic Surgery at Harvard Medical School.

Alexander Zukiwski, M.D., was appointed to serve as Arno’s Chief Executive Officer in July 2014 and was added to the Board of Directors in December 2014, and joined Arno as Vice President and Chief Medical Officer in June 2011. Dr. Zukiwski has more than 15 years of experience in global oncology drug development and was most recently Executive Vice President, Clinical Research, and Chief Medical Officer at MedImmune, Inc. where he served until March 2011, leading the organization that was responsible for developing and implementing MedImmune's clinical research, medical affairs and safety strategies. From 2002 until he joined MedImmune in 2007, Dr. Zukiwski held medical affairs and clinical development positions of increasing responsibility at Johnson & Johnson Pharmaceutical Research & Development, LLC (“JJPRD”), Centocor and Ortho Biotech, all Johnson & Johnson companies, including serving as therapeutic area head for oncology and acting head of oncology research and development. As Vice President, Head of Clinical Oncology, he was responsible for strategic oversight and portfolio management of therapeutic oncology, hematology and supportive care clinical development programs for JJPRD and Centocor's oncology development group. Before joining Johnson & Johnson, Dr. Zukiwski held clinical oncology positions at Hoffmann-LaRoche, Glaxo Wellcome and Rhone- Poulenc Rorer. Dr. Zukiwski received a bachelor’s degree in pharmacy from the University of Alberta and a Doctor of Medicine degree from the University of Calgary. He conducted his post-graduate training at St. Thomas Hospital Medical Center in Akron, Ohio and the University of Texas, M.D. Anderson Cancer Center.

Lawrence A. Kenyon, was appointed to serve as Arno’s Chief Financial Officer in February 2014 and was subsequently appointed to the additional role of Chief Operating Officer in July 2014. Mr. Kenyon was most recently Interim President & Chief Executive Officer, Chief Financial Officer and Secretary of Tamir Biotechnology, Inc., a publicly-held company engaged in the development of oncology and anti-infective therapeutics, from December 2011 to March 2013. Prior to that, from December 2008 to July 2010, Mr. Kenyon was Executive Vice President, Finance and, commencing in March 2009, the Chief Financial Officer of Par Pharmaceutical Companies, Inc., a publicly-held generic and branded specialty pharmaceutical company. Prior to joining Par, Mr. Kenyon was Chief Financial Officer and Secretary of Alfacell Corporation from January 2007 until February 2009; he also served at various times during this period as Alfacell’s Executive Vice President, Chief Operating Officer, and President, and was a member of Alfacell’s board of directors from November 2007 to April 2009.  Prior to joining Alfacell, Mr. Kenyon served as Executive Vice President, Chief Financial Officer and Corporate Secretary at NeoPharm, Inc., a publicly traded biopharmaceutical company, from 2000 until 2006. Mr. Kenyon holds a bachelor’s degree in accounting from the University of Wisconsin-Whitewater and is a Certified Public Accountant.

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

Stefan Proniuk, Ph.D. has over 17 years of experience in pharmaceutical product development. Since joining Arno in 2008, Dr. Proniuk has assumed roles of increasing responsibility. In his current position, he is responsible for the preclinical, chemical and pharmaceutical development of Arno's portfolio. Prior to joining Arno, Dr. Proniuk was at Neurocrine Biosciences where he was responsible for overseeing development programs from Phase I to III. His group was also responsible for the transition of discovery leads into development candidates of new chemical entities (NCEs). Prior to his work at Neurocrine, Dr. Proniuk worked at Cima Labs on the development and scale-up of fast dissolving tablet formulations. Throughout his career he has worked on multiple regulatory submissions and marketed products. Dr. Proniuk holds a Ph.D. degree in Pharmaceutical Sciences from the University of Arizona, an MBA with emphasis in Entrepreneurship from San Diego State University and a Diplom (FH) in Chemical Engineering from the University of Applied Sciences Isny, Germany.

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

Steven Ruchefsky, a director of Arno since September 2010, has been the President of Commercial Street Capital LLC, a private investment company, since January 2010. Since September 2001, Mr. Ruchefsky has been working as a private investment manager for S. Donald Sussman, the founder and Chief Executive Officer of a multi-billion dollar hedge fund. Mr. Ruchefsky currently sits on the boards of directors of several private and public companies, including Kite Pharma, Inc., a Los Angeles-based biotechnology company (since February 2011), and Itamar Medical Ltd., an Israeli-based medical technology company. Mr. Ruchefsky was previously a partner at Morrison Cohen, New York City. Mr. Ruchefsky is a graduate of The George Washington University Law School.

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as a clinical-stage public biopharmaceutical company. We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Reizman, Ruchefsky and Tanen have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharmaceutical and life science companies. Each of Drs. Belldegrun and Hamilton and Mr. Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise. Dr. Zukiwski’s extensive drug development experience and his current position as our Chief Executive Officer and Chief Medical Officer allow him to provide a unique insight into our development and growth. As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors and persons who are the beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no applicable filings were required, we believe that all such filings were filed on a timely basis for the fiscal year ended December 31, 2014, except that Messrs. Kariv and Ruchefsky and Drs. Belldegrun, Hamilton, Proniuk and Zukiwski each reported two transactions on Forms 5 filed on February 17, 2015, resulting from the Company’s unilateral extensions of the expiration dates of Series B and/or Series E Warrants beneficially owned by such persons from October 31, 2014 to January 31, 2015.

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

Executive Compensation

The following table sets forth all of the compensation for the 2014 and 2013 fiscal years awarded to, earned by or paid to (i) our principal executive officer during the fiscal year ended December 31, 2014; and (ii) two other individuals that served as an executive officer at the conclusion of the fiscal year ended December 31, 2014 and who received in excess of $100,000 in total compensation during such fiscal year. We refer to these individuals as our named executives.

		Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Alexander A. Zukiwski, M.D. (3)	2014	424,320	190,944	1,551,440	12,000	2,178,704
Chief Executive Officer and Chief Medical Officer	2013	408,000	183,600	694,492	12,000	1,298,092

Lawrence A. Kenyon (4)	2014	234,455	77,324	375,100	10,250	697,129
Chief Operating Officer and Chief Financial Officer	2013	-	-	-	-	-

Stefan Proniuk, Ph. D.	2014	230,200	76,378	374,886	-	681,464
Chief Development Officer	2013	215,000	96,750	150,828	-	462,578

Glenn R. Mattes (5)	2014	217,798	-	891,846	443,829	1,553,473
Former President and Chief Executive Officer	2013	378,560	151,424	805,280	18,000	1,353,264

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company's 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board's Accounting Standards Codification 718 "Compensation- Stock Compensations".

(2)	All Other Compensation amounts represent automobile allowance. The amount of $443,829 for 2014 for Mr. Mattes includes $426,508 severance, $7,571 for unused vacation and $9,750 automobile allowance.

(3)	Dr. Zukiwski was appointed to the additional role of Chief Executive Officer in July, 2014

(4)	Mr. Kenyon was hired in February, 2014. Mr. Kenyon was appointed to the additional role of Chief Operating Officer in July, 2014. The value of his annual salary and non-equity incentive plan compensation is pro-rated for the portion of 2014 that he was employed by us.

(5)	Mr. Mattes served as our President and Chief Executive Officer until July 18, 2014. The amount of his salary for 2014 represents amounts paid through July 18, 2014. All Other Compensation includes $426,508 of severance payments pursuant to the terms of a July 25, 2014 Separation Agreement.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Alexander Zukiwski, M.D.

Chief Executive Officer and Chief Medical Officer

Dr. Zukiwski’s employment with us is governed by an employment agreement dated June 22, 2011. The term of the agreement expires on June 22, 2015, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal. Pursuant to the employment agreement, Dr. Zukiwski was entitled to an initial annualized base salary of $375,000, which was subsequently increased to $394,000 for 2012, to $408,000 for 2013, to $424,320 for 2014 and to $435,000 for 2015. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary. For 2013, our Board awarded Dr. Zukiwski a performance bonus of $183,600, representing 90% of his target bonus, and for 2014 our Board awarded Dr. Zukiwski a performance bonus of $190,944, also representing 90% of his target bonus. Pursuant to his employment agreement, we also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Dr. Zukiwski’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

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

Also on January 14, 2013, the Board determined that the exercise price applicable to all stock options previously granted to Dr. Zukiwski would be reduced from $8.00 to $2.40, the conversion price of the Debentures issued in our 2012 offering of debentures and warrants, which the Board determined represented the fair market value of our common stock at such time.

On October 7, 2013, our board of directors authorized a grant of a 10-year stock option under the 2005 Plan to Dr. Zukiwski to purchase a number of shares of our common stock equal to 4.5% of the total number of shares issuable by us upon the conversion of our outstanding Debentures issued 2012. Accordingly, after all of the Debentures were converted on October 29, 2013, our board granted to Dr. Zukiwski a 10-year stock option to purchase 316,389 shares, which option vests in 36 equal monthly installments commencing on the first month anniversary of the date of grant and continuing each month thereafter until fully vested, provided that such vesting shall accelerate upon a “change of control” of the Company, as such term is defined under the 2005 Plan (but excluding any transaction conducted primarily for purposes of raising capital). The exercise price of such option is $2.40 per share.

On January 24, 2014, Dr. Zukiwski was granted 10-year options to purchase a total of 711,301 shares of our common stock at an exercise price equal to $2.90 per share. The right to purchase one-third of the shares subject to such grant vested on the first anniversary of the grant date and the remaining shares will thereafter vest and become exercisable in 24 equal monthly installments. In January 2014, the Board also approved a future stock option grant to Dr. Zukiwski to be effective November 26, 2017, subject to his continued employment with us, representing the right to purchase a number of shares of our common stock equal to 4.5% of the number of shares of common stock that we may issue upon exercise of our outstanding 2012 Series A Warrants, up to a maximum of 474,687 shares.

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

Lawrence A. Kenyon

Chief Operating Officer and Chief Financial Officer

Mr. Kenyon’s employment with us is governed by an employment agreement dated February 24, 2014. The term of the agreement expires on February 24, 2017, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal. Pursuant to the employment agreement, Mr. Kenyon was entitled to an initial annualized base salary of $275,000, which was subsequently increased to $325,000 for 2015. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Mr. Kenyon will be eligible to receive an annual performance target bonus of 30% of his annualized base salary, which target percentage was subsequently increased to 40% on January 1, 2015. For 2014, our Board awarded Mr. Kenyon a performance bonus of $77,324, representing 110% of his target bonus. Pursuant to the employment agreement, we have also agreed to reimburse Mr. Kenyon in an amount up to $100,000 for expenses incurred in connection with the relocation of Mr. Kenyon’s primary residence to the central New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Mr. Kenyon’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

Pursuant to Mr. Kenyon’s employment agreement and on its effective date, Mr. Kenyon was granted a 10-year option to purchase a total of 223,445 shares of the Company’s common stock at an exercise price equal to $2.23 per share. The right to purchase 25% of the shares vested and became exercisable on February 24, 2015, and thereafter the remaining shares will vest and become exercisable in 24 equal monthly installments.

The Employment Agreement provides that if the Company terminates Mr. Kenyon without “Cause,” or if he resigns for “Good Reason” (each as defined in the Employment Agreement), then he shall be entitled to: (i) any accrued but unpaid base salary, paid time off, and any unpaid bonus for the prior calendar year; (ii) continued payment of his then current annualized base salary for a period of 270 days; (iii) subject to the sole discretion of the Board, which may be withheld for any reason, a pro-rated performance bonus equal to the target performance bonus for the applicable calendar year; (iv) payment of health insurance premiums for a period of 270 days; and (v) the acceleration of the vesting of all unvested options.

Stefan Proniuk, Ph.D.

Chief Development Officer

Dr. Proniuk’s employment with us is governed by a letter agreement dated January 31, 2008, as amended on August 22, 2010. The letter agreement initially provided for Dr. Proniuk’s employment as our Director of Product Development on an at-will basis. Dr. Proniuk was subsequently promoted to Vice President of Product Development in January 2012 and as our Chief Development Officer in October 2014. Dr. Proniuk’s agreement provided for an annual base salary of $150,000, subject to increases; his base salary was increased to $215,000 effective January 1, 2013, $223,600 effective January 1, 2014 and to $255,000 effective October 1, 2014. In addition, the letter agreement provides that Dr. Proniuk is eligible to receive an annual performance bonus of up to 15% of his base salary upon the successful completion of annual corporate and individual milestones, which target percentage was subsequently increased to 25% on January 1, 2010, and to 33% on January 1, 2012, and, solely with respect to the 2013 fiscal year, was increased to 50%. For 2013, our Board awarded Dr. Proniuk a performance bonus of $96,750, representing 90% of his target bonus. For 2014, our Board awarded Dr. Proniuk a performance bonus of $76,378, representing 100% of his target bonus.

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

Also on January 14, 2013, the Board determined that the exercise price applicable to all stock options previously granted to Dr. Proniuk would be reduced from $8.00 to $2.40, the conversion price of the Debentures issued in our 2012 offering of debentures and warrants, which the Board determined represented the fair market value of our common stock at such time.

On January 24, 2014, Dr. Proniuk was granted 10-year options to purchase a total of 171,877 shares of our common stock at an exercise price equal to $2.90 per share. The right to purchase one-third of the shares subject to the Employment Options vested immediately and the remaining shares subject to the Employment Options will vest and become exercisable in 24 equal monthly installments.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2014:

	Outstanding Equity Awards at Fiscal Year-End
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date

Alexander A. Zukiwski, M.D.	109,375	-	2.40	6/22/2021	(1)
	55,736	53,639	2.40	6/22/2021	(2)
	36,562	-	2.40	1/14/2023	(3)
	12,188	24,375	2.40	1/14/2023	(4)
	114,256	202,133	2.40	11/4/2023	(5)
	-	711,301	2.90	1/24/2024	(6)

Lawrence A. Kenyon	-	223,445	2.23	2/24/2024	(7)

Stefan Proniuk, Ph. D.	17,188	-	2.40	6/22/2021	(8)
	7,192	6,870	2.40	6/22/2021	(9)
	10,000	-	2.40	9/19/2021	(10)
	6,875	-	2.40	1/14/2023	(11)
	2,292	4,583	2.40	1/14/2023	(12)
	16,499	29,202	2.40	11/4/2023	(13)
	-	171,877	2.90	1/24/2024	(14)

Glenn R. Mattes	176,578	-	2.40	7/18/2017	(15)
	117,719	-	2.40	7/18/2017	(16)
	33,325	-	2.40	7/18/2017	(17)
	8,600	-	2.40	7/18/2017	(18)
	96,674	-	2.40	7/18/2017	(19)

(1)	Options granted June 22, 2011 relating to an aggregate of 109,375 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(2)	Options granted June 22, 2011 relating to an aggregate of 109,375 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.

(3)	Options granted January 14, 2013 relating to an aggregate of 36,562 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.

(4)	Options granted January 14, 2013 relating to an aggregate of 36,563 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors.

(5)	Options granted November 4, 2013 relating to an aggregate of 316,389 shares and vesting in 36 equal monthly installments commencing December 4, 2013.

(6)	Options granted January 24, 2014 relating to an aggregate of 711,301 shares, of which 25% vest on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(7)	Options granted February 24, 2014 relating to an aggregate of 223,445 shares, of which 25% vest on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(8)	Options granted June 22, 2011 relating to an aggregate of 17,188 shares, of which 3,125 shares vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter.

(9)	Options granted June 22, 2011 relating to an aggregate of 14, 062 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.

(10)	Options granted Sept 19, 2011 relating to an aggregate of 10,000 shares, of which 50% vested immediately and the remainder vest in 24 equal monthly installments commencing October 19, 2011.

(11)	Options granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.

(12)	Options granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors.

(13)	Options granted November 4, 2013 relating to an aggregate of 45,701 shares and vesting in 36 equal monthly installments commencing December 4, 2013.

(14)	Options granted January 24, 2014 relating to an aggregate of 171,877 shares, of which 25% vest on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(15)	Options granted April 25, 2011 relating to an aggregate of 176,578 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(16)	Options granted April 25, 2011 relating to an aggregate of 117,719 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the Board of Directors.

(17)	Options granted January 14, 2013 relating to an aggregate of 38,700 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013. 5,375 of these options were forfeited as a result of Mr. Mattes' resignation from the company on July 18, 2014.

(18)	Options granted January 14, 2013 relating to an aggregate of 25,800 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the Board of Directors. 17,200 of these options were forfeited as a result of Mr. Mattes' resignation from the company on July 18, 2014.

(19)	Options granted November 4, 2013 relating to an aggregate of 386,697 shares and vesting in 36 equal monthly installments commencing December 4, 2013. 290,023 options were forfeited as a result of Mr. Mattes' resignation from the company on July, 18, 2014.

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

In addition to the stock options issuable pursuant to the non-employee director compensation plan adopted on October 7, 2013, on November 4, 2013, the Board approved grants under the 2005 Plan of 10-year stock options to Dr. Belldegrun and Mr. Ruchefsky to purchase 3,422,300 and 136,896 shares of our common stock, respectively, which amounts represent 5.0% and 0.20%, respectively, of our fully-diluted outstanding shares of common stock on such grant date. Such additional stock option grants are subject to the same terms and conditions as the initial option grants issuable to our non-employee directors, as described above. Further, our board of directors authorized the grants of additional 10-year stock options to Mr. Ruchefsky, subject to his continued service, to purchase a number of shares of our common stock equal to 0.20% and 0.10%, respectively, of the then fully-diluted outstanding shares of our common stock. Each of the additional stock options would be granted to Mr. Ruchefsky on November 4, 2014 and November 4, 2015, respectively, and shall vest and become exercisable in 36 equal monthly installments commencing on the first month anniversary of the applicable grant date, shall be exercisable at the then fair market value of the common stock (as determined in accordance with our stock option pricing policy in effect on the date of grant), and shall vest and become exercisable upon a change of control, as described in the 2005 Plan. In accordance with such arrangement, on November 4, 2014, Mr. Ruchefsky was granted an option to purchase 136,784 shares of our common stock at an exercise price of $0.85 per share.

The following table sets forth the compensation earned or paid to our directors for their service in 2014.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name and Principal Position	($)	($) (1)(2)	($)

Arie S. Belldegrun, M.D.	150,000	149,288	299,288
William F. Hamilton, Ph. D.	60,000	74,644	134,644
Tomer Kariv	54,000	74,644	128,644
Yacov Reizman	54,500	74,644	129,144
Steven B. Ruchefsky	65,000	159,095	224,095
David M. Tanen	50,000	74,644	124,644
Ralph H. Thurman (3)	50,568	74,644	125,212

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company's 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board's Accounting Standards Codification 718 "Compensation- Stock Compensations".

(2)	As of December 31, 2014, the aggregate number of option awards outstanding for each director was as follows; Arie S. Belldegrun, M.D., options to purchase 3,692,666 shares; William F. Hamilton, Ph. D., options to purchase 107,672 shares; Tomer Kariv, options to purchase 106,422 shares; Yacov Reizman, options to purchase 106,422 shares; Steven B. Ruchefsky, options to purchase 380,103 shares; David M. Tanen, options to purchase 105,172 shares; and Ralph H. Thurman, options to purchase 68,002 shares.

(3)	Mr. Thurman resigned from the Board of Directors on November 28, 2014. 59,670 options were forfeited as a result of Mr. Thurman's resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 31, 2015 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of each of our executive officers and directors identified below is 200 Route 31 North, Suite 104, Flemington, New Jersey 08822.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	4,169,102	17.7
Alexander Zukiwski (3)	901,650	4.3
Lawrence A. Kenyon (4)	76,809	*
David M. Tanen (5)	271,657	1.3
Stefan Proniuk, Ph.D. (6)	154,782	*
William F. Hamilton, Ph.D. (7)	116,360	*
Tomer Kariv (8)	2,648,927	12.2
Yacov Reizman (9)	164,250	*
Steven B. Ruchefsky (10)	3,433,395	15.4
Glenn R. Mattes (11)	565,653	2.7
All current executive officers and directors as a group (10 persons)	12,502,585	43.9

Pontifax (8)	2,648,927	12.2
Commercial Street Capital, LLC (10)	3,433,895	15.4
Bonderman Family LP (12)(13)	2,500,000	9.9
Frost Gamma Investments Trust (14)	1,375,000	6.5
Green Fields Offshore Inc. (12)(15)	1,745,644	7.9
OPKO Health, Inc. (12)(16)	1,666,666	7.8
Perceptive Life Sciences Master Fund, Ltd. (12)(17)	7,770,240	9.9
Quantum Partners LP (12)(18)	8,907,596	9.9
Sabby Management, LLC (12)(19)	3,000,125	9.9

52

 ____________________

* represents less than 1%.

(1)	Based upon 20,408,616 issued and outstanding shares of our common stock as of March 31, 2015. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Beneficial ownership includes: (i) 3,115 shares of our common stock and 1,913,016 shares issuable upon the exercise of stock options held by Dr. Belldegrun; (ii) 379,294 shares of our common stock and 437,117 shares issuable upon the exercise of warrants held by Arie and Rebecka Belldegrun as Trustees of the Belldegrun Family Trust dated February 18, 1994; (iii) 100,481 shares of our common stock and 138,888 shares issuable upon the exercise of warrants held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan; (iv) 143,809 shares of our common stock and 117,291shares issuable upon the exercise of warrants held by Leumi Overseas Trust Corporation Limited (“Leumi”) as Trustee of the BTL Trust; (v) 254,887 shares of our common stock and 312,499 shares issuable upon the exercise of warrants held by Leumi as Trustee of the Tampere Trust; and (vi) 174,644 shares of our common stock and 194,061 shares issuable upon the exercise of warrants held by MDRB Partnership, L.P. (“MDRB”). Dr. Belldegrun is a beneficiary of each of the BTL Trust and the Tampere Trust and is the managing partner of MDRB. Dr. Belldegrun holds voting and/or dispositive power over the shares held by MDRB and the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan. Richard J. Guillaume and Christopher R.P. Lees, directors of Leumi, hold voting and/or dispositive power over the shares held by Leumi as trustee of each of the BTL Trust and the Tampere Trust.
(3)	Beneficial ownership includes 117,026 shares of our common stock, 145,832 shares issuable upon exercise of warrants, and 638,792 shares issuable upon the exercise of options.
(4)	Represents shares issuable upon the exercise of options.
(5)	Beneficial ownership includes 171,712 shares of our common stock, 18,691 shares held by Mr. Tanen’s minor children, 10,306 shares issuable upon exercise of warrants and 70,948 shares issuable upon the exercise of options held by Mr. Tanen.
(6)	Beneficial ownership includes 10,047 shares of our common stock, 13,888 shares issuable upon exercise of warrants, and 130,847 shares issuable upon the exercise of options.
(7)	Beneficial ownership includes 22,079 shares of our common stock, 20,833 shares issuable upon the exercise of warrants and 73,448 shares issuable upon the exercise of stock options.
(8)	The business address for Pontifax is 14 Shenkar Street, Herzeliya 46140 Israel. Beneficial ownership includes: (i) 72,198 shares issuable upon the exercise of stock options held by Mr. Kariv; and (ii) 1,308,121 shares of our common stock and 1,268,608 shares issuable upon the exercise of warrants held by affiliates of Pontifax, of which Mr. Kariv is chief executive officer. Mr. Kariv and Ran Nussbaum hold voting and/or dispositive power over the shares held by Pontifax.
(9)	Beneficial ownership includes: (i) 72,198 shares issuable upon the exercise of stock options held by Mr. Reizman; and (ii) 38,285 shares of our common stock and 54,037 shares issuable upon the exercise of warrants held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer.

(10)	The business address for Commercial Street Capital LLC is 800 Westchester Avenue, Rye Brook, NY 10573. Beneficial ownership includes: (i) 3,125 shares issuable upon the exercise of warrants and 163,443 shares issuable upon the exercise of stock options held by Mr. Ruchefsky; and (ii) 1,596,272 shares of our common stock and 1,670,555 shares issuable upon the exercise of warrants held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president. Mr. Ruchefsky holds voting and/or dispositive power over the shares held by Commercial Street Capital, LLC.
(11)	Mr. Mattes served as our President & CEO until July 18, 2014. Mr. Mattes’ beneficial ownership includes 77,203 shares of our common stock, 55,554 shares issuable upon exercise of warrants, and 432,896 shares issuable upon the exercise of options.
(12)	Notwithstanding the number of shares of our common stock shown as beneficially owned by the security holder in the table above, the Series A, Series C and Series E Warrants held by the security holder provide that the security holder may not exercise such warrants to the extent that the security holder would beneficially own in excess of 9.99% of our outstanding common stock immediately after giving effect to such exercise.
(13)	The business address for Bonderman Family LP is 301 Commerce Street, Suite 3000, Fort Worth, TX 76102. Beneficial ownership includes 1,250,000 shares issuable upon the exercise of Series D Warrants (see footnote (12), above). Leonard Potter holds voting and/or dispositive power over the shares held by Bonderman Family LP.
(14)	The business address for Frost Gamma Investments Trust is 4400 Biscayne Blvd., Miami, FL 33137. Beneficial ownership includes 687,500 shares issuable upon the exercise of Series D Warrants (see footnote (12), above). Phillip Frost holds voting and/or dispositive power over the shares held by Frost Gamma Investments Trust.
(15)	The business address for Green Fields Offshore, Inc. is Four Seasons Residences, Spring 19D, Jl. Setiabudi Tengah, Jakarta, 12910 Indonesia. Beneficial ownership includes 1,645,164 shares issuable upon the exercise of Series A, Series C and Series D Warrants (see footnote (12), above). Anton Linderum holds voting and/or dispositive power over the shares held by Green Fields Offshore Inc.
(16)	The business address for OPKO Health, Inc. is 4400 Biscayne Blvd., Miami, FL 33137. Beneficial ownership includes 833,333 shares issuable upon the exercise of Series D Warrants (see footnote (12), above).
(17)	The business address for Perceptive Life Sciences Master Fund Ltd. is 499 Park Avenue, 25th Floor New York, NY 10022. Beneficial ownership includes 2,034,721 shares of our common stock and 5,735,519 shares issuable upon the exercise of Series A, Series C and Series E Warrants (see footnote (12), above). Joseph Edelman holds voting and/or dispositive power over the shares held by Perceptive Life Sciences Master Fund, Ltd.
(18)	The business address for Quantum Partners LP is 888 Seventh Avenue, New York, NY 10106. Beneficial ownership includes 6,905,609 shares issuable upon the exercise of Series A, Series C and Series D Warrants (see footnote (12), above). Soros Fund Management LLC (“SFM”) serves as principal investment manager to Quantum Partners LP. As such, SFM has been granted investment discretion over portfolio investments, including the shares reported in the table above, held for the account of Quantum Partners LP. George Soros serves as Chairman of SFM and Robert Soros serves as President and Deputy Chairman of SFM.
(19)	The business address for Sabby Management LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Beneficial ownership includes: (i) with respect to Sabby Healthcare Volatility Master Fund, Ltd., 807,634 shares of our common stock and 1,180,555 shares issuable upon the exercise of warrants; and (ii) with respect to Sabby Volatility Warrant Master Fund, Ltd., 386,937 shares of our common stock and 624,999 shares issuable upon the exercise of warrants. Each of Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Funds”) has indicated to us that Hal Mintz has voting and investment power over the shares held by it. Each of the Sabby Funds has also indicated to us that Sabby Management, LLC serves as its investment manager, that Hal Mintz is the manager of Sabby Management, LLC and that each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over these shares except to the extent of any pecuniary interest therein.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our 2005 Stock Option Plan (the “Plan”), which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2014 with respect to the Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	7,339,118	$2.59	3,776,197

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	7,339,118	$2.59	3,776,197

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

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Kariv, Reizman, Ruchefsky and Dr. Hamilton are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market. Mr.Tanen, Dr. Belldegrun and Dr. Zukiwski are not independent, as defined by applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2014 and 2013:

Fee Category	2014 Fees	2013 Fees

Audit Fees (1)	119,500	131,750
Audit -Related Fees (2)	13,986	45,026
Tax Fees (3)	10,775	6,850
All Other Fees (4)	785	-

Total Fees	145,046	183,626

(1)	Audit Fees consist of fees related to professional services rendered during 2014 and 2013 in connection with the audit of our annual financial statements and the reviews of the interim financial statements included in each of our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(3)	Tax Fees consist of fees related to professional services rendered for tax compliance, tax advice, tax return preparation and tax planning.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2014 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2014 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed March 6, 2008).
2.2	Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
2.3	Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
3.1	Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. as amended through October 29, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Class B Warrant issued to investors in September 2010 private placement (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.3	Form of Placement Agent Warrant issued in September 2010 private placement (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
4.4	Form of 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed November 27, 2012).
4.5	Form of Amendment No. 1 to 8% Senior Convertible Debenture issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.7 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2013, SEC File No. 333-185690).
4.6	Form of Series A/B Warrant issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed November 27, 2012).
4.7	Form of Placement Agent Warrant issued in November 2012 private placement (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
4.8	Form of Series C Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 30, 2013).
4.9	Form of Series D/E Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed October 30, 2013).
10.1	Letter agreement dated January 31, 2008 between Arno Therapeutics, Inc. and Stefan Proniuk (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 29, 2013, SEC File No. 333-185690).*
10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through October 29, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.3	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+
10.5	License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+

10.6	Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.7	Letter agreement dated August 22, 2010 between Arno Therapeutics, Inc. and Stefan Proniuk (incorporated by reference to Exhibit 10.12 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 29, 2013, SEC File No. 333-185690).*
10.8	Employment Agreement by and between Arno Therapeutics, Inc. and Glenn Mattes, dated April 25, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed April 28, 2011).*
10.9	Employment Agreement by and between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 28, 2011).*
10.10	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.11	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.12	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.13	Form of Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 27, 2012).
10.14	Form of Registration Rights Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 27, 2012).
10.15	Amendment No. 1 dated December 13, 2012 to Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
10.16	Letter Agreement between Arno Therapeutics, Inc. and Randy Thurman, dated January 30, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 4, 2013).*
10.17	Form of Joint Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated March 25, 2013 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2013, SEC File No. 333-185690).
10.18	Summary of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 11, 2013).*
10.19	Securities Purchase Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 30, 2013).
10.20	Registration Rights Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 30, 2013).
10.21	Conversion Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Holders of Arno Therapeutics, Inc.’s 2012 8% Senior Convertible Debentures (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed October 30, 2013).
10.22	Amendment No. 2 dated October 29, 2013, to Securities Purchase Agreement and Registration Rights Agreement, each dated November 26, 2012, among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 30, 2013).
10.23	Agreement dated October 29, 2013, between Arno Therapeutics, Inc., OPKO Health, Inc. and Frost Group, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 30, 2013).
10.24	Form of stock option agreement for use under the Registrant’s 2005 Stock Option Plan beginning November 4, 2013 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.25	Separation Agreement between Arno Therapeutics, Inc. and Glenn R. Mattes dated July 25, 2014 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed July 31, 2014). *

10.26	Master Development and Commercialization Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 6, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
10.27	License Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 8, 2014 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).+
10.28	Exclusive Patent License Agreement, dated February 26, 2014, between Arno Therapeutics, Inc. and the Regents of the University of Minnesota(incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).+
10.29	Employment Agreement between Arno Therapeutics, Inc. and Lawrence A. Kenyon, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2014). *
23.1	Consent of Crowe Horwath LLP
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) Statements of Operations for the years ended December 31, 2014 and 2013 (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013 (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Financial Statements.

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

ARNO THERAPEUTICS, INC.

By:	/s/ Alexander Zukiwski
Alexander Zukiwski Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alexander Zukiwski and Lawrence A. Kenyon, and each of them, his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Zukiwski	Chief Executive Officer and Director	March 31, 2015
Alexander Zukiwski	(Principal Executive Officer)

/s/ Lawrence A. Kenyon	Chief Financial Officer and Chief Operating Officer	March 31, 2015
Lawrence A. Kenyon	(Principal Financial and Accounting Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	March 31, 2015
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	March 31, 2015
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	March 31, 2015
Tomer Kariv

/s/ Yacov Reizman	Director	March 31, 2015
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	March 31, 2015
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	March 31, 2015
David M. Tanen

ARNO THERAPEUTICS, INC.

ARNO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Arno Therapeutics, Inc.

Flemington, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP

New York, New York

March 31, 2015

ARNO THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$7,948,436	$26,774,203
Prepaid expenses and other current assets	258,046	86,266

Total current assets	8,206,482	26,860,469

Property and equipment, net	30,730	11,720
Security deposit	10,455	10,455

Total assets	$8,247,667	$26,882,644

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$742,448	$2,941,998
Accrued expenses and other current liabilities	1,410,293	925,255
Capital lease obligation- short term	3,322	-
Due to related party	-	26,039
Deferred rent	1,048	7,797

Total current liabilities	2,157,111	3,901,089

Capital lease obligation- long term	7,923	-
Derivative liabilities	6,671,524	35,864,881

Total liabilities	8,836,558	39,765,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,408,616 and 20,370,331 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,469	5,465
Additional paid-in capital	81,192,630	76,668,966
Accumulated deficit	(81,786,990)	(89,557,757)

Total stockholders' deficit	(588,891)	(12,883,326)

Total liabilities and stockholders' deficit	$8,247,667	$26,882,644

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Operating expenses:
Research and development	$14,840,302	$13,476,369
General and administrative	6,653,024	3,464,180

Total operating expenses	21,493,326	16,940,549

Loss from operations	(21,493,326)	(16,940,549)

Other income (expense):
Interest income	41,954	17,737
Interest expense	(143)	(18,569,157)
Other income (expense)	29,222,282	(4,165,006)

Total other income (expense)	29,264,093	(22,716,426)

Net income/(loss)	$7,770,767	$(39,656,975)

Net income/(loss) per share - basic	$0.38	$(5.28)

Weighted-average shares outstanding- basic	20,381,554	7,516,223

Net income/(loss) per share - diluted	$0.31	$(5.28)

Weighted-average shares outstanding- diluted	24,809,995	7,516,223

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2013	-	-	4,545,618	3,611	37,631,339	(49,900,782)	(12,265,832)

Net loss	-	-	-	-	-	(39,656,975)	(39,656,975)

Stock based compensation for services	-	-	-	-	1,456,776	-	1,456,776

Issuance of common shares in lieu of liquidated damages	-	-	380,606	305	913,205	-	913,510

Issuance of common shares upon debenture conversions and in satisfaction of accrued interest	-	-	7,030,753	708	22,276,390	-	22,277,098

Common stock sold in private placement, net of issuance costs of $766,803	-	-	8,413,354	841	9,157,412	-	9,158,253

Issuance of units	-	-	-	-	5,233,844	-	5,233,844

Balance at December 31, 2013	-	-	20,370,331	5,465	76,668,966	(89,557,757)	(12,883,326)

Net income	-	-	-	-	-	7,770,767	7,770,767

Stock based compensation for services	-	-	-	-	4,523,668	-	4,523,668

Issuance of common stock	-	-	38,285	4	(4)		0

Balance at December 31, 2014	-	-	20,408,616	$5,469	$81,192,630	$(81,786,990)	$(588,891)

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income/(loss)	$7,770,767	$(39,656,975)

Adjustment to reconcile net income/(loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	12,586	13,117
Stock-based compensation	4,523,668	1,456,776
Change in fair value of derivative liability	(29,193,357)	4,166,454
Noncash interest expense	-	18,996,553

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(171,780)	117,250
Accounts payable	(2,199,550)	1,388,844
Accrued expenses	485,038	(717,452)
Deferred rent	(6,749)	(4,914)
Due to related party	(26,039)	(2,229)
Net cash used in operating activities	(18,805,416)	(14,242,576)

Cash flows from investing activities:
Purchase of property and equipment	(20,096)	-
Payment of capital lease obligation	(255)	-

Net cash used in investing activities	(20,351)	-

Cash flows from financing activities:
Proceeds from issuance of units in private placement, net	-	19,425,340
Proceeds from issuance of warrants	-	10,648,002

Net cash provided by financing activities	-	30,073,342

Net increase/(decrease) in cash and cash equivalents	(18,825,767)	15,830,766
Cash and cash equivalents at beginning of period	26,774,203	10,943,437

Cash and cash equivalents at end of period	$7,948,436	$26,774,203

Supplemental schedule of cash flows information:

Cash paid for interest	$143	$157,284

Supplemental schedule of non-cash investing and financing activities:

Acquisition of equipment pursuant to capital leases	$11,500	$-
Conversion of debentures into common stock	$-	$14,293
Issuance of common shares in lieu of liquidated damages	$-	$913,510
Issuance of common shares in lieu of accrued and additional interest	$-	$2,016,804

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

2. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of December 31, 2014 were approximately $7.9 million, compared to approximately $26.8 million as of December 31, 2013. Based on its resources at December 31, 2014, and the current plan of expenditure for continuing the development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations into the third quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability from operations, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or from a transaction in which it would license rights to its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations through the third quarter of 2015 and beyond, management can provide no assurances that the Company will be successful in raising sufficient funds.

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

2. LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

3. THE MERGER AND BASIS OF PRESENTATION (Continued)

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

(c) Prepaid Expenses

Prepaid expenses consist of payments made in advance to vendors relating to service contracts for clinical trial development, insurance policies and license fees. These advanced payments are amortized to expense either as services are performed or over the relevant service period using the straight line method.

(d) Property and Equipment

Property and equipment consist primarily of furnishings, fixtures, leasehold improvements, capital leases and computer equipment and are recorded at cost. Repairs and maintenance costs are expensed in the period incurred. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter.

Description	Estimated Useful Life

Office equipment and furniture	5 to 7 years
Leasehold improvements	3 years
Computer equipment Equipment under capitalized lease	3 years Over life of lease

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Fair Value of Financial Instruments

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

(f) Convertible Debentures and Warrant Liability

The Company accounts for the convertible debentures and warrants issued in connection with the 2013 Purchase Agreement, the 2012 Purchase Agreement and the 2010 Purchase Agreement (see Note 10) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

(g) Concentration of Credit Risk

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

(i) Stock-Based Compensation

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Basic and Diluted Income/(Loss) per Common Share

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share.

	Year Ended December 31,
	2014	2013

Numerator:
Net income/(loss)	$7,770,767	$(39,656,975)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income/(loss) per share	20,381,554	7,516,223

Effect of dilutive securities:

Warrants to purchase common stock	4,428,441	-

Weighted-average shares of common stock outstanding used in the calculation of diluted net income/(loss) per share	24,809,995	7,516,223

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

As of December 31, 2014 and 2013, potentially dilutive securities include:

	Year Ended December 31,
	2014	2013

Warrants to purchase common stock	4,455,231	34,181,166
Options to purchase common stock	-	5,594,151
Total potentially dilutive securities	4,455,231	39,775,317

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. The aggregate number of common equivalent shares (related to options, warrants and convertible debentures) that have been excluded from the computations of diluted net income/(loss) per common share at December 31, 2014 and 2013 were 50,867,639 and 13,966,897, respectively, as their exercise prices are greater than the fair market price per common share as of December 31, 2014 and 2013, respectively.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Comprehensive Loss

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2014 and 2013 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2014 and 2013, respectively.

(m) Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to eliminate requirements for entities which have either not commenced principal operations or have not generated significant revenue from principal operations to present inception-to-date information in the financial statements. In addition, the Update eliminated the exception for evaluating such entities as possible variable interest entities.

The Company elected to early adopt this guidance as permitted for its financial statements for the year ending December 31, 2014. As a result of adopting this guidance, the Company has retrospectively removed the inception-to-date financial results that have been historically included in the financial statements. Further, the Company has disclosed information about the risks and uncertainties related to the activities in which the Company is currently engaged and information about the intended operations of the Company.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company will be evaluating the impact, if any, that the standard will have on its financial condition, results of operations, and disclosures in the near future.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Computer equipment and software	$17,721	$17,721
Office furniture and equipment	72,338	52,242
Leasehold improvements	8,449	8,449
Capital leases- equipment	11,500	-
Total property and equipment	110,008	78,412
Accumulated depreciation	(79,278)	(66,692)
Total property and equipment, net	$30,730	$11,720

Depreciation expense for the years ended December 31, 2014 and 2013 was $12,586 and $13,117, respectively.

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY

License Agreements

Onapristone License Agreement

The Company’s rights to onapristone are governed by a license agreement with Invivis Pharmaceuticals, Inc. (“Invivis”), dated February 13, 2012. Under this agreement, the Company holds an exclusive, royalty-bearing license for the rights to commercialize onapristone for all therapeutic uses. The license agreement provides the Company with worldwide rights to develop and commercialize onapristone with the exception of the commercialization rights in France; provided, that the Company has an option to acquire French commercial rights from Invivis upon notice to Invivis together with additional consideration.

The onapristone license agreement provides the Company with exclusive, worldwide rights to a United States patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. The Company intends to expand its patent portfolio by filing additional patent applications covering the use of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

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

6. INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY (Continued)

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

University of Minnesota License

In February 2014, the Company entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota (UM) pursuant to which it was granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. The Company plans to develop and commercialize this technology as part of the onapristone companion diagnostic development program.

The license agreement requires Arno to use commercially reasonable efforts to commercialize the licensed technology as soon as practicable, and includes several performance milestones relating to the development and commercialization of the technology to be achieved by specified dates. Under the terms of the agreement, Arno made a small one-time cash payment and reimbursed UM for past patent expenses it has incurred. The agreement also provides that the Company will pay royalties to UM on net sales of “Licensed Products” (as defined in the agreement) at a rate in the low-single digits, which royalty obligation terminates on a licensed product-by-licensed product and country-by-country basis upon the first date when there is no longer a valid claim under a licensed patent or patent application covering such licensed product in the country where the licensed product is made or sold.

The term of the license agreement continues until the last date on which there is any active licensed patent or pending patent application. UM may terminate the agreement earlier upon a breach by Arno of one or more of its obligations that remains uncured for a period specified in the agreement. UM may also terminate the agreement if Arno voluntarily files for bankruptcy or similar proceeding, or if a petition for an involuntary bankruptcy proceeding is filed and is not released for 60 days. The agreement may be immediately terminated upon notice to the Company if it commences or maintains a proceeding in which it asserts that the licensed patents are invalid or unenforceable. Arno may terminate the agreement at any time and for any reason upon 90 days’ written notice.

The license agreement further provides that the Company will indemnify and hold UM and its affiliates harmless from any and all suits, actions, claims, liabilities, demands, damages, losses or expenses relating to exercise of the Company’s rights under the agreement, including the right to commercialize the licensed technology. UM is required to indemnify Arno with respect to claims relating to or resulting from its breach of the agreement.

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

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2015. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company was not required to make any milestone payments during 2014 and does not expect to be required to make any milestone payments under these license agreements during 2015.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Accrued compensation and related benefits	$407,497	$439,156
Accrued severance	250,605	-
Accrued research and development expenses	744,240	316,099
Accrued other expenses	7,951	170,000
	$1,410,293	$925,255

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
(5,121,824)

The excess fair value over proceeds on the date of issuance of approximately $5.1 million was recorded in interest expense on the statement of operations on the issuance. As of December 31, 2014 and December 31, 2013, the Company recorded amortization on the debt discount of approximately $0.0 million and $14.9 million, respectively, to interest expense. As a result of the Conversion Agreement, as discussed below, the Company accelerated the amortization of the remaining balance of debt discount of approximately $10.6 million on October 29, 2013 as the underlying debentures converted into common shares.

8. CONVERTIBLE DEBENTURES (Continued)

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

On March 25, 2013, the Company and holders of approximately 80% of the principal amount of Debentures entered into an amendment to the Registration Rights Agreement, permitting the Company, in its sole discretion, to elect to pay liquidated damages resulting from the Company’s failure to successfully cause the registration statement covering the resale of 100% of the Registrable Securities to be declared effective by the SEC by March 26, 2013, by issuing shares of common stock in lieu of cash. If electing to issue shares in lieu of paying cash, the Company agreed to issue to each investor a number of shares of common stock equal to (a) the aggregate amount of liquidated damages that the Company is electing to pay to such investor in the form of shares, divided by (b) $2.40. Pursuant to the terms of the Registration Rights Agreement, because holders of over two-thirds of the Debentures consented in writing to the March 25, 2013 amendment, such amendment is binding on all holders of Registrable Securities. On March 27, 2013, in accordance with the amendment to the Registration Rights

8. CONVERTIBLE DEBENTURES (Continued)

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

The following table illustrates the components of total interest expense for 2014 and 2013 incurred under the Debentures.

	Year Ended December 31,
Interest Expense	2014	2013
Note conversion discount	$—	$14,366,161
Interest expense on 2012 debentures	—	2,174,244
Amortized deferred financing fees	—	1,709,531
Liquidated damages on 2012 debentures	—	319,221
Total Interest Expense	$—	$18,569,157

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2014.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$28,066	$-	$-	$28,066
Warrant liability - 2012 Series A&B	3,520,319	-	-	3,520,319
Warrant liability - 2012 placement agent	67,246	-	-	67,246
Warrant liability - 2013 Series D&E	3,036,986	-	-	3,036,986
Warrant liability - 2013 placement agent	18,907	-	-	18,907
Total	$6,671,524	$-	$-	$6,671,524

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$362,452	$-	$-	$362,452
Warrant liability - 2012 Series A&B	16,703,983	-	-	16,703,983
Warrant liability - 2012 placement agent	362,633	-	-	362,633
Warrant liability - 2013 Series D&E	18,337,733	-	-	18,337,733
Warrant liability - 2013 placement agent	98,080	-	-	98,080
Total	$35,864,881	$-	$-	$35,864,881

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at December 31, 2014:

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
Purchase, sales and settlements:
Warrants and other derivatives issued
Settlement of derivatives
Total gains or losses:
Unrealized depreciation/(appreciation)	(29,193,357)	(5,829,469)	(9,471,278)	(79,173)	(2,804,295)	(10,379,369)	(295,387)	(334,386)
Balance at Dec 31, 2014	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066	$-

Value per Warrant	$0.154	$0.002	$0.234	$0.288	$0.002	$0.340	$0.237	$0.035

Significant assumptions used at December 31, 2014 and 2013 for the warrants and embedded conversion discount derivative liability of the Debentures are as follows:

	December 31, 2014	December 31, 2013

Volatility	173%	108%
Risk-free interest rate	1.65%	2.08%

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company amended its Amended & Restated Certificate of Incorporation to effect a combination of its common stock at a ratio of 1-for-8 as of October 29, 2013 (the “Reverse Split”). The Reverse Split was effective immediately prior to the entry into the 2013 Purchase Agreement described below. The Reverse Split was authorized by the stockholders of the Company on November 10, 2010.

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

As of December 31, 2014, the Company had 20,408,616 shares of common stock issued and outstanding and approximately 55,322,870 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

10. STOCKHOLDERS’ EQUITY (Continued)

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

Contemporaneously with the entry into the Purchase Agreement, and as contemplated thereby, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before December 30, 2013 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares and Warrant Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). The Registration Statement was declared effective on January 27, 2014. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner of sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share, the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million and approximately $0.4 million at December 31, 2014 and December 31, 2013, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,704 shares of common stock, expired unexercised during the year ended December 31, 2013.

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. On October 28, 2014, the warrant holders were notified that the expiration date of the Series B Warrants had been extended until December 31, 2014. On December 31, 2014, warrant holders were notified that the expiration date for the Series B Warrants was further extended to January 31, 2015. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $3.5 million and $16.7 million at December 31, 2014 and December 31, 2013, respectively.

10. STOCKHOLDERS’ EQUITY (Continued)

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.1 million and $0.4 million at December 31, 2014 and December 31, 2013, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). On October 28, 2014, the warrant holders were notified that the expiration date of the Series E Warrants had been extended until December 31, 2014. On December 31, 2014, warrant holders were notified that the expiration date for the Series E Warrants was further extended to January 31, 2015. The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $3.0 million and $18.3 million at December 31, 2014 and December 31, 2013.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the warrants, then the warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2014.

10. STOCKHOLDERS’ EQUITY (Continued)

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
09/03/2010	801,885	$3.55	$3.55	09/03/2015	-	801,885
09/03/2010	132,116	$8.80	$8.80	09/03/2015	-	132,116
11/26/2012	5,293,738	$2.40	$2.40	01/31/2015	-	5,293,738
12/18/2012	896,748	$2.40	$2.40	01/31/2015	-	896,748
11/26/2012	8,822,887	$2.40	$2.40	11/26/2017	-	8,822,887
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	1,494,577	$2.40	$2.40	12/18/2017	-	1,494,577
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	12,868,585	$2.40	$2.40	01/31/2015	-	12,868,585
10/29/2013	12,868,585	$4.00	$4.00	10/29/2018	-	12,868,585
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	47,983,752		$2.65		-	47,983,752

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

As of December 31, 2014, there are 3,776,197 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

11. STOCK OPTION PLAN (Continued)

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

During the years ended December 31, 2014 and December 31, 2013 the Company issued the following stock options:

	Year Ended December 31,
	2014	2013

Options granted	2,423,742	5,038,605

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Expected volatility	86% - 92%	89% - 96%
Expected term	6 years	4-6 years
Dividend yield	0.0%	0.0%
Risk- free interest rate	1.57% - 1.63%	0.77% - 1.35%
Stock price	$0.85 - $2.90	$2.40
Forfeiture rate	0.0%	0.0%

11. STOCK OPTION PLAN (Continued)

A summary of the status of the options issued under the Plan at December 31, 2014, and information with respect to the changes in options outstanding is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2013	5,758,463	$2.66	$-
Granted	2,423,742	$2.66	-
Exercised	-	-	-
Cancelled	(843,087)	$3.23	-
Options outstanding at December 31, 2014	7,339,118	$2.59	$-

Options vested and expected to vest at December 31, 2014	7,339,118	$2.59	$-

Exercisable at December 31, 2014	2,741,476	$2.81	$-

Shares available for grant under the 2005 Plan	3,776,197

The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding			Exercisable

Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.85	136,785	9.84	$0.85	3,799	$0.85
$1.30	100,000	9.77	$1.30	-	$1.30
$2.23	223,445	9.15	$2.23	-	$2.23
$2.40	5,227,589	8.19	$2.40	2,387,170	$2.40
$2.90	1,548,916	9.07	$2.90	248,124	$2.90
$8.00	65,000	5.57	$8.00	65,000	$8.00
$19.38	37,383	3.28	$19.38	37,383	$19.38

Total	7,339,118	8.41	$2.59	2,741,476	$2.81

11. STOCK OPTION PLAN (Continued)

Stock-based compensation costs under the Plan for the year ended December 31, 2014 and 2013 are as follows:

	Year ended December 31,
	2014	2013

Research and development	$979,792	$572,741
General and administrative	3,543,876	884,035

Total	$4,523,668	$1,456,776

The fair value of options vested under the Plan was approximately $3,828,561 and $1,507,982 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $8,436,724 which is expected to be recognized over a weighted-average vesting period of 2.8 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

12. RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company for a period of one year. David M. Tanen, a director and Secretary of the Company and at the time also its President, Arie S. Belldegrun, M.D., the Chairman of the Board of Directors, and Joshua A. Kazam, a director until September 2010, are each partners of TRC. The terms of the Services Agreement were reviewed and approved by a special committee of the Company’s Board of Directors consisting of independent directors. None of the members of the special committee has any interest in TRC or the services agreement. As compensation for the services contemplated by the services agreement, the Company paid TRC a monthly cash fee of $55,000.   The services agreement with TRC expired on April 1, 2011 and from that point until December 31, 2013, TRC billed the Company for actual hours worked on a monthly basis.  For the year ended December 31, 2013, TRC billed the Company $309,330. As of January 1, 2014, the Company is no longer receiving services from TRC.

On occasion, some of the Company’s expenses were paid by TRC. No interest was charged by TRC on any outstanding balance owed by the Company. For the year ended December 31, 2013 services and reimbursed expenses totaled $347,927. As of December 31, 2013, the Company had a payable to TRC of $26,039, which was paid in full during February 2014.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2014 and 2013 and, as of December 31, 2014 and 2013, had no amounts accrued for interest and penalties.

At December 31, 2014, the Company has recorded no Federal income tax expense or benefit. At December 31, 2014 and 2013, the Company has Federal tax net operating loss carry-forwards of approximately $75.7 and $53.3 million, respectively. The Federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2014 and 2013 are shown below.

	For Year Ended December 31,
	2014	2013
Non-current deferred tax assets:
Net operating loss carry forwards	$30,133,600	$22,489,800
Research tax credit	3,267,000	2,873,000
Accrued expenses	267,000	-
Stock based compensation	2,451,000	437,000
Total deferred tax assets	36,118,600	25,799,800
Non-current deferred tax liability:
Bonus Section 401 adjustment	(61,000)	(91,000)
Depreciation and amortization	-	(5,000)
Total net deferred tax assets	36.057.600	25,703,800
Valuation allowance	(36,057,600)	(25,703,800)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2014 and 2013 the Company recorded valuation allowances of $36.1 million and $25.7 million, respectively, representing a change in the valuation allowance of $10.4 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

13. INCOME TAXES (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Federal Tax	34.0%	34.0%
State Tax	6.6%	5.9%
Interest Expense	(152.5)%	-
Incentive stock options	-	3.6%
R&D credit	(6.8)%	2.7%
Other adjustments	(14.6)%	-
Valuation allowance/other	133.3%	(46.2)%
Net	-	-

There was no income tax benefit recorded for the years ended December 31, 2014 and 2013.

14. LEASES, COMMITMENTS AND CONTINGENCIES

On August 4, 2011, the Company entered into a lease for office space of approximately 4,168 square feet in Flemington, New Jersey (the “Flemington Lease”). The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  The Company provided a cash security deposit of $10,455, or two months’ base rent.  On June 17, 2014, the Company entered into an amendment to the lease extending expiration until January 31, 2018. The Company is also responsible for payment of its share of common area maintenance costs and taxes. The aggregate remaining minimum future payments under the Flemington Lease at December 31, 2014 are approximately $199,386 including common area maintenance charges and taxes. The Flemington Lease contains a three-month free rent period and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company recognized $84,833 and $81,081 in rent expense for the Flemington Lease for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under operating leases as of December 31, 2014 are as follows:

2015	$62,885
2016	64,430
2017	66,514
2018	5,557
Total future minimum lease payments	$199,386

On November 19, 2014, the Company entered into a lease for office equipment. The lease commencement date was November 25, 2014, with lease payments beginning in December 2014.  The lease has an initial term of three years and cannot be cancelled or terminated prior to the end of the initial lease term. After the end of the initial term the company can either enter into a new lease, purchase the equipment or return the equipment. The office equipment lease is classified as a capital lease.

14. LEASES, COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014 are as follows;

2015	$4,778
2016	4,778
2017	4,380
Total net future minimum lease payments	13,936

Less: Amount representing interest	(2,691)

Present value of net minimum lease payments	$11,245

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

The aggregate minimum commitment under these contracts as of December 31, 2014 is approximately $7.3 million, all expected to be due during 2015 and 2016.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

15. SUBSEQUENT EVENTS

In connection with the 2012 private placement of convertible debentures and warrants and the 2013 private placement of common stock and warrants, the Company issued 2012 Series B Common Stock Purchase Warrants (the “Series B Warrants”) to purchase an aggregate of approximately 6.2 million shares of common stock and 2013 Series E Common Stock Purchase Warrants (the “Series E Warrants”) to purchase an aggregate of approximately 12.8 million shares of common stock. Both the Series B Warrants and Series E Warrants were to expire October 31, 2014. On October 28, 2014, the Company notified the holders of the Series B and E Warrants that the termination date of such warrants had been extended to December 31, 2014, and on December 31, 2014 the warrant holders were notified that the termination dates were further extended to January 31, 2015. Both the Series B Warrants and the Series E Warrants were exercisable at a per share price of $2.40. All of the Series B Warrants and Series E Warrants expired unexercised on January 31, 2015.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2014 and 2013, (ii) Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Financial Statements.

