Form 10-Q
period 2015-03-31
Arno Therapeutics, Inc
filed 2015-05-15
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 11, 2015, there were 20,408,616 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,934,530	$7,948,436
Prepaid expenses and other current assets	170,523	258,046

Total current assets	5,105,053	8,206,482

Property and equipment, net	28,500	30,730
Security deposit	10,455	10,455

Total assets	$5,144,008	$8,247,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$571,538	$742,448
Accrued expenses and other current liabilities	1,343,978	1,410,293
Capital lease obligation- short term	3,447	3,322
Deferred rent	347	1,048

Total current liabilities	1,919,310	2,157,111

Capital lease obligation- long term	7,013	7,923
Derivative liabilities	6,229,359	6,671,524

Total liabilities	8,155,682	8,836,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,408,616 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,469	5,469
Additional paid-in capital	82,158,638	81,192,630
Accumulated deficit	(85,175,781)	(81,786,990)

Total stockholders' deficit	(3,011,674)	(588,891)

Total liabilities and stockholders' deficit	$5,144,008	$8,247,667

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,

	2015	2014

Operating expenses:
Research and development	$2,474,869	$4,434,716
General and administrative	1,387,615	1,729,052

Total operating expenses	3,862,484	6,163,768

Loss from operations	(3,862,484)	(6,163,768)

Other income/(expense):
Interest income	4,522	11,516
Interest expense	(410)	-
Other income	469,581	5,705,811

Total other income/(expense)	473,693	5,717,327

Net loss	$(3,388,791)	$(446,441)

Net loss per share - basic and diluted	$(0.17)	$(0.02)

Weighted-average shares outstanding- basic and diluted	20,408,616	20,370,331

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2015	-	-	20,408,616	$5,469	$81,192,630	$(81,786,990)	$(588,891)

Net loss	-	-	-	-	-	(3,388,791)	(3,388,791)

Stock based compensation for services	-	-	-	-	966,008	-	966,008

Balance at March 31, 2015	-	-	20,408,616	$5,469	$82,158,638	$(85,175,781)	$(3,011,674)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(3,388,791)	$(446,441)

Adjustment to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	2,231	3,236
Stock-based compensation	966,008	1,165,056
Change in fair value of derivative liability	(442,165)	(5,707,470)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62,522	19,618
Other receivables	25,000	(52,610)
Accounts payable	(170,910)	(224,994)
Accrued expenses	(66,315)	(136,145)
Deferred rent	(701)	(1,687)
Due to related party	-	(22,225)
Net cash used in operating activities	(3,013,121)	(5,403,662)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,097)
Payment of capital lease obligation	(785)	-
Net cash used in investing activities	(785)	(20,097)

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(3,013,906)	(5,423,759)
Cash and cash equivalents at beginning of period	7,948,436	26,774,203

Cash and cash equivalents at end of period	$4,934,530	$21,350,444

Supplemental schedule of cash flows information:

Cash paid for interest	$410	$-

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through March 31, 2015, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced negative cash flows from operating activities since its inception and has an accumulated deficit of approximately $85.2 million at March 31, 2015. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it expands its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended March 31, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions principally relate to services performed by third parties but not yet invoiced, estimates of the fair value and forfeiture rates of stock options issued to employees and consultants, and estimates of the probability in the fair value of derivative liabilities. Actual results could differ from those estimates.

Research and Development

Research and development costs are charged to expense as incurred. Research and development includes employee costs, fees associated with operational consultants, contract clinical research organizations, contract manufacturing organizations, clinical site fees, contract laboratory research organizations, contract central testing laboratories, licensing activities, and allocated office, insurance, depreciation, and facilities expenses. The Company accrues for costs incurred as the services are being provided by monitoring the status of the study and the invoices received from its external service providers. The Company adjusts its accruals when actual costs become known. Costs related to the acquisition of technology rights for which development work is still in process are charged to operations as incurred and considered a component of research and development expense.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)”. Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company will be evaluating the impact, if any, that the standard will have on its financial condition, results of operations, and disclosures in the near future.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2015 were approximately $4.9 million, compared to approximately $7.9 million as of December 31, 2014. Based on its resources at March 31, 2015 and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the third quarter of 2015. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical or biotechnology company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the inability of the Company to continue as a going concern.

4. BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is calculated based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of stock options and warrants are determined under the treasury stock method.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share.

	Three Months Ended March 31,

	2015	2014

Numerator:
Net loss	$(3,388,791)	$(446,441)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net loss per share	20,408,616	20,370,331

Effect of dilutive securities:

Warrants to purchase common stock	-	-

Weighted-average shares of common stock outstanding used in the calculation of diluted net loss per share	20,408,616	20,370,331

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. The aggregate number of common equivalent shares (related to options, warrants and convertible debentures) that have been excluded from the computations of diluted net income/(loss) per common share at March 31, 2015 and 2014 were 31,740,566 and 51,473,941, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2015 and 2014, respectively.

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

Under the license agreement with Invivis, the Company also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided, however, that the Company shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, or (c) result from a breach of any representation, warranty, or confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (i) the last to expire valid claim contained in the patent rights, and (ii) February 13, 2032. In general, Invivis may terminate the license agreement at any time upon a material breach by the Company to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the agreement for any reason upon 90 days’ prior written notice.

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2015.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of March 31, 2015:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$8,821	$-	$-	$8,821
Warrant liability - 2012 Series A	3,415,081	-	-	3,415,081
Warrant liability - 2012 placement agent	49,086	-	-	49,086
Warrant liability - 2013 Series D	2,741,009	-	-	2,741,009
Warrant liability - 2013 placement agent	15,362	-	-	15,362
Total	$6,229,359	$-	$-	$6,229,359

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Series B	$28,066	$-	$-	$28,066
Warrant liability - 2012 Series A&B	3,520,319	-	-	3,520,319
Warrant liability - 2012 placement agent	67,246	-	-	67,246
Warrant liability - 2013 Series D&E	3,036,986	-	-	3,036,986
Warrant liability - 2013 placement agent	18,907	-	-	18,907
Total	$6,671,524	$-	$-	$6,671,524

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at March 31, 2015:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Series B

Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452
Total gains or losses:
Unrealized depreciation	(29,193,357)	(5,829,469)	(9,471,278)	(79,173)	(2,804,295)	(10,379,369)	(295,387)	(334,386)
Balance at January 1, 2015	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized depreciation	(442,165)	(25,737)	(270,240)	(3,545)	(12,381)	(92,857)	(18,160)	(19,245)
Balance at March 31, 2015	$6,229,359	$-	$2,741,009	$15,362	$-	$3,415,081	$49,086	$8,821

Value per Warrant	$0.256	$-	$0.213	$0.234	$-	$0.331	$0.173	$0.011

7. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2015, the Company had 20,408,616 shares of common stock issued and outstanding and approximately 36,195,797 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million and approximately $0.0 million at March 31, 2015 and December 31, 2014, respectively. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired unexercised during the year ended December 31, 2013.

Pursuant to the 2012 Purchase Agreement for the sale and issuance of 8% Senior Convertible Debentures, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants (together with the Series A warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2012 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $3.4 million and $3.5 million at March 31, 2015 and December 31, 2014, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the 2012 Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The 2012 Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.1 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively.

Under the terms of the 2013 Purchase Agreement for the issuance and sale of common stock, each Purchaser received Series D and Series E Warrants and had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014, which exercise date was subsequently extended by the Company to January 31, 2015. The initial exercise price of the Series E Warrants was $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D and Series E Warrants to be approximately $2.7 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively. The 2013 Series E warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2015.

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
09/03/2010	801,885	$3.55	$3.55	09/03/2015	-	801,885
09/03/2010	132,116	$8.80	$8.80	09/03/2015	-	132,116
11/26/2012	8,822,887	$2.40	$2.40	11/26/2017	-	8,822,887
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	1,494,577	$2.40	$2.40	12/18/2017	-	1,494,577
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	12,868,585	$4.00	$4.00	10/29/2018	-	12,868,585
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	28,924,681		$2.81		-	28,924,681

8. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 373,831 shares of the Company’s common stock reserved for issuance under the Plan. On April 25, 2011, the Company’s Board of Directors (the “Board”) approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 875,000 shares. On January 14, 2013, the Board approved an amendment to the Plan to increase the number of shares of common stock issuable under the Plan to 945,276 shares. On October 7, 2013, the Board adopted an amendment to the Plan, as amended that increased the number of shares of common stock authorized for issuance thereunder from 945,276 to 11,155,295. Under the Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

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

As of March 31, 2015, there are 3,844,199 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted stock awards.

The Company issued the following stock options during the three month periods ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,

	2015	2014

Options granted	-	2,186,957

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2014 as no options were granted in 2015:

	Three Months Ended March 31,
	2015	2014

Expected volatility	N/A	92%
Expected term	N/A	6 years
Dividend yield	N/A	0.0%
Risk- free interest rate	N/A	1.57% - 1.58%
Stock price	N/A	$2.23 - $2.90
Forfeiture rate	N/A	0.0%

A summary of the status of the options issued under the Plan at March 31, 2015, and information with respect to the changes in options outstanding, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	7,339,118	$2.59	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(68,002)	$2.61	-
Options outstanding at March 31, 2015	7,271,116	$2.59	$-

Options vested and expected to vest at March 31, 2015	7,271,116	$2.59	$-

Exercisable at March 31, 2015	3,474,130	$2.77	$-

Shares available for grant under the 2005 Plan	3,844,199

The following table summarizes information about stock options outstanding at March 31, 2015:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.85	136,785	9.60	$0.85	15,198	$0.85
$1.30	100,000	9.52	$1.30	-	$1.30
$2.23	223,445	8.90	$2.23	62,844	$2.23
$2.40	5,188,107	7.94	$2.40	2,653,878	$2.40
$2.90	1,520,396	8.82	$2.90	639,827	$2.90
$8.00	65,000	5.32	$8.00	65,000	$8.00
$19.38	37,383	3.03	$19.38	37,383	$19.38

Total	7,271,116	8.16	$2.59	3,474,130	$2.77

Stock-based compensation costs under the Plan for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2014	2014

Research and development	$269,803	$247,327
General and administrative	696,205	917,729

Total	$966,008	$1,165,056

The fair value of options vested under the Plan was approximately $1,680,837 and $1,060,090 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $6,755,887 which is expected to be recognized over a weighted-average vesting period of 2.6 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are focused on developing innovative products for the treatment of cancer and other life threatening diseases. We currently have exclusive worldwide rights to three innovative clinical stage compounds with unique mechanisms of action that have the potential to be first-in-class therapeutics.

The following is a summary of our product development pipeline:

•	Onapristone – We are currently developing onapristone, an oral anti-progestin hormone blocker, that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. In connection with the development of onapristone, we have engaged Leica Biosystems to develop an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor (APR), which is intended to identify patients more likely to benefit from treatment with onapristone.

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor expressing tumors. The protocol was subsequently amended to include a formal Phase II study which will include up to 29 patients with recurrent or metastatic endometrioid tumors that have been shown to express APR, and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50mg of extended release onapristone twice daily, the dose determined by an independent data review committee to be safely administered to patients based on the results of the Phase I component of this study. The study protocol provides that if at least two of the first 10 patients have a confirmed response by RECIST 1.1 criteria, an additional 19 patients will be enrolled, for a total of 29 patients. The study incorporates a diagnostic test targeting women with tumors expressing APR, which is intended to select those patients more likely to respond to onapristone treatment. At present, this study is being conducted at multiple sites in France and is expected to complete enrollment in 2015.

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at the Royal Marsden NHS Foundation Trust in London, with two additional sites in the United Kingdom to be added in the first half of 2015. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The study is evaluating onapristone extended-release tablet formulations in five dose levels (10-50 mg, twice daily) in patients with prostate cancer in which PR may be contributing to tumor progression. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express APR, which may help identify patients who are more likely to respond to onapristone. Once a recommended Phase II dose has been determined, the Phase II cohort of patients will be enrolled to gain additional understanding of the onapristone safety profile and potential anti-cancer activity in men with advanced CRPC after failure of abiraterone or enzalutamide. The protocol has been amended to study the combination of onapristone plus abiraterone in a phase I setting with an expansion phase. In accordance with the amended study protocol, we expect to enroll a total of 75 patients.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. The FDA has granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. Additional investigator sponsored clinical trials of AR-42 are currently being planned.

•	AR-12 – AR-12 was initially being developed as an orally available agent which was demonstrated to inhibit multiple different kinase targets. We believe AR-12 may also cause malignant cell death through the induction of stress in the endoplasmic reticulum and recent work has demonstrated that AR-12 inhibits the molecular protein chaperones GRP78, HSP70 and HSP90. We have completed a Phase I clinical trial of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma using the original formulation of AR-12. Subsequently, an improved formulation of AR-12 that has been shown to substantially increase bioavailability in preclinical models has been developed. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent. In April 2015, the EMA granted two orphan drug designations for AR-12 for the treatment of cryptococcosis and tularaemia.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended March 31, 2015 and 2014 were approximately $1.4 million and $1.7 million, respectively. The decrease of approximately $0.3 million for the three months of 2015 over the same period in 2014 is primarily the result of decreased non-cash compensation expense in 2015 of approximately $0.2 million and reduced spending on professional fees of $0.1 million.

Research and Development Expenses. R&D expenses for the three month periods ended March 31, 2015 and 2014 were approximately $2.5 million and $4.4 million, respectively. The decrease of approximately $1.9 million compared to the same period in 2014 is primarily due to a decrease in spending for our lead product candidate, onapristone. Total direct onapristone development costs for the quarter ended March 31, 2015 were approximately $1.6 million compared to approximately $3.6 million for the quarter ended March 31, 2014. This decrease of approximately $2.0 million over the same period of 2014 is primarily due to decreased spending on pre-clinical and non-clinical research activities.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2015 and 2014, as well as the cumulative amounts since we began development of each product candidate through March 31, 2015. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs:

	Three Months Ended March 31,		Cumulative
			amounts during
	2015	2014	development

Onapristone	$1,602	$3,620	$27,581
AR-42	70	26	5,473
AR-12	174	0	11,357
AR-67	62	2	8,215
Unallocated R&D	567	787	15,011
Total	$2,475	$4,435	$67,637

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. For example, in fiscal year 2015, we plan to incur total external development costs of approximately $5.8 million, $0.1 million and $0.2 million on onapristone, AR-42 and AR-12, respectively, including amounts already incurred through March 31, 2015. However, these planned expenditures are subject to many uncertainties, including the availability of necessary capital, the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended March 31, 2015 and 2014 was $4,522 and $11,516 respectively. The decrease in interest income compared to the same period in 2014 is primarily due to lower average cash balances held during 2015 compared to the same period of 2014.

Other Income. Other income for the three months ended March 31, 2015 was approximately $0.5 million compared to other income of approximately $5.7 million for the three months ended March 31, 2014. The change in 2015 over 2014 is related to noncash adjustments to the warrant liability primarily driven by our decreased stock price, the expiration of certain warrants and reduced amount of time until the remaining warrants expire.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2015 and December 31, 2014 and our net changes in cash and cash equivalents for the three months ended March 31, 2015 and 2014 (the amounts stated are expressed in thousands):

	March 31,	December 31,
Liquidity and capital resources	2015	2014

Cash and cash equivalents	$4,935	$7,948
Working capital	3,186	6,049
Stockholders' deficit	(3,012)	(589)

	Three Months Ended March 31,
Cash flow data	2014	2013

Cash used in:
Operating activities	$(3,013)	$(5,404)
Investing activities	(1)	(20)
Financing activities	-	-
Net decrease in cash and cash equivalents	$(3,014)	$(5,424)

Our total cash resources as of March 31, 2015 were approximately $4.9 million compared to approximately $7.9 million as of December 31, 2014. As of March 31, 2015, we had approximately $8.2 million in liabilities (of which approximately $6.2 million represented non-cash derivative liabilities), and approximately $3.2 million of net working capital. We realized net loss of approximately $3.4 million and had negative cash flow from operating activities of $3.0 million for the three months ended March 31, 2015. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conduct of additional pre-clinical studies and clinical trials.

From inception through March 31, 2015, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources are sufficient to fund our operations through approximately the third quarter of 2015. However, based on the various options for future clinical studies of onapristone, AR-42 and AR-12, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We made the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which occurred in January 2014. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis provided us with certain clinical development support services through March 31, 2015, in exchange for a monthly cash payment.

Under the license agreement with Invivis, we also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided, however, that we shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, or (c) result from a breach of any representation, warranty, or confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (i) the last to expire valid claim contained in the patent rights, and (ii) February 13, 2032. In general, Invivis may terminate the license agreement at any time upon a material breach by us to the extent we fail to cure any such breach within 90 days after receiving notice of such breach or in the event we file for bankruptcy. We may terminate the agreement for any reason upon 90 days’ prior written notice.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2015.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)”. Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. We will be evaluating the impact, if any, that the standard will have on our financial condition, results of operations, and disclosures in the near future.

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

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

Not applicable.

Item 6.         Exhibits.

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2015 through March 31, 2015, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 15, 2015	By:	/s/ Lawrence A. Kenyon
Lawrence A. Kenyon
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2015 through March 31, 2015, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (v) Notes to Condensed Financial Statements.

