Form 10-Q
period 2015-09-30
Arno Therapeutics, Inc
filed 2015-11-16
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 11, 2015, there were 20,408,616 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Examples of the risks and uncertainties include, but are not limited to:

·	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
·	the risk that we may not successfully develop and market our product candidates, and even if we do, we may not become profitable;
·	risks relating to the progress of our research and development;
·	risks relating to significant, time-consuming and costly research and development efforts, including pre-clinical studies, clinical trials and testing, and the risk that clinical trials of our product candidates may be delayed, halted or fail;
·	risks relating to the rigorous regulatory approval process required for any products that we may develop independently, with our development partners or in connection with any collaboration arrangements;
·	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;
·	risks that the FDA or other regulatory authorities may not accept any applications we file;
·	risks that the FDA or other regulatory authorities may withhold or delay consideration of any applications that we file or limit such applications to particular indications or apply other label limitations;
·	risks that, after acceptance and review of applications that we file, the FDA or other regulatory authorities will not approve the marketing and sale of our drug product candidates;
·	risks relating to our drug manufacturing operations, including those of our third-party suppliers and contract manufacturers;
·	risks relating to the ability of our development partners and third-party suppliers of materials, drug substance and related components to provide us with adequate supplies and expertise to support manufacture of drug product for initiation and completion of our clinical studies; and
·	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers.

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

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$123,272	$7,948,436
Prepaid expenses and other current assets	251,170	258,046

Total current assets	374,442	8,206,482

Property and equipment, net	24,908	30,730
Security deposit	10,455	10,455

Total assets	$409,805	$8,247,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,175,294	$742,448
Accrued expenses and other current liabilities	983,460	1,410,293
Capital lease obligation- short term	3,713	3,322
Deferred rent	1,389	1,048

Total current liabilities	2,163,856	2,157,111

Capital lease obligation- long term	5,087	7,923
Derivative liabilities	3,485,437	6,671,524

Total liabilities	5,654,380	8,836,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,408,616 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,469	5,469
Additional paid-in capital	84,049,919	81,192,630
Accumulated deficit	(89,299,963)	(81,786,990)

Total stockholders' deficit	(5,244,575)	(588,891)

Total liabilities and stockholders' deficit	$409,805	$8,247,667

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$1,792,758	$3,756,428	$6,915,408	$12,274,542
General and administrative	1,082,031	1,919,070	3,800,865	5,328,227

Total operating expenses	2,874,789	5,675,498	10,716,273	17,602,769

Loss from operations	(2,874,789)	(5,675,498)	(10,716,273)	(17,602,769)

Other income/(expense):
Interest income	530	10,087	7,625	34,947
Interest expense	(349)	-	(1,139)	-
Other income	2,195,301	5,824,847	3,196,814	20,775,450

Total other income/(expense)	2,195,482	5,834,934	3,203,300	20,810,397

Net income/(loss)	$(679,307)	$159,436	$(7,512,973)	$3,207,628

Net income/(loss) per share - basic	$(0.03)	$0.01	$(0.37)	$0.16

Weighted-average shares outstanding- basic	20,408,616	20,376,573	20,408,616	20,372,435

Net income/(loss) per share - diluted	$(0.03)	$0.01	$(0.37)	$0.13

Weighted-average shares outstanding- diluted	20,408,616	24,801,853	20,408,616	24,804,617

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2015	-	-	20,408,616	$5,469	$81,192,630	$(81,786,990)	$(588,891)

Net loss	-	-	-	-	-	(7,512,973)	(7,512,973)

Stock based compensation for services	-	-	-	-	2,857,289	-	2,857,289

Balance at September 30, 2015	-	-	20,408,616	$5,469	$84,049,919	$(89,299,963)	$(5,244,575)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income/(loss)	$(7,512,973)	$3,207,628

Adjustment to reconcile net income/(loss) to net cash and
cash equivalents used in operating activities:
Depreciation and amortization	5,822	9,536
Stock-based compensation	2,857,289	3,502,079
Change in fair value of derivative liability	(3,186,087)	(20,778,271)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,876	(91,397)
Accounts payable	432,846	(1,736,017)
Accrued expenses	(426,833)	740,012
Deferred rent	341	(5,062)
Due to related party	-	(26,039)
Net cash used in operating activities	(7,822,719)	(15,177,531)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,097)
Net cash used in investing activities	-	(20,097)

Cash flows from financing activities:
Payment of capital lease obligation	(2,445)	-
Net cash provided by financing activities	(2,445)	-

Net decrease in cash and cash equivalents	(7,825,164)	(15,197,628)
Cash and cash equivalents at beginning of period	7,948,436	26,774,203

Cash and cash equivalents at end of period	$123,272	$11,576,575

Supplemental schedule of cash flows information:

Cash paid for interest	$1,139	$-

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through September 30, 2015, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced negative cash flows from operating activities since its inception and has an accumulated deficit of approximately $89.3 million at September 30, 2015. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it enhances its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended September 30, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2015 were approximately $0.1 million, compared to approximately $7.9 million as of December 31, 2014. In addition, the Company has negative net working capital of approximately $1.7 million as of September 30, 2015 and for the nine months ended September 30, 2015, negative cash flow from operating activities of $7.8 million. The Company expects negative cash flows from operations to continue for the foreseeable future. Subsequent to September 30, 2015, the Company issued unsecured convertible promissory notes (see Note 9) in the principal amount of $2.1 million. Including the proceeds received from the convertible notes, the Company believes that it has sufficient capital to fund its operations through December 2015 for the current plan of expenditure on continuing development of the Company’s current product candidates. Further, beyond funding our basic corporate activities, the Company requires substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization. The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical or biotechnology company. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company fails to obtain the necessary additional capital when needed, the Company may be required to delay, reduce the scope of, or eliminate one or more of the Company’s research or development programs. In addition, the Company could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease operations altogether.

The success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of the Company’s stock or other securities, issuing debt or by licensing one or more of the Company’s products to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all management can provide no assurances that the Company will be successful in raising sufficient funds.

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerator:
Net income/(loss)	$(679,307)	$159,436	$(7,512,973)	$3,207,628

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income/(loss) per share	20,408,616	20,376,573	20,408,616	20,372,435

Effect of dilutive securities:

Warrants to purchase common stock	-	4,425,280	-	4,432,182

Weighted-average shares of common stock outstanding used in the calculation of diluted net income/(loss) per share	20,408,616	24,801,853	20,408,616	24,804,617

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2015, the Company has 4,455,231 warrants to purchase common stock that are potentially dilutive securities. The aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted net income/(loss) per common share at September 30, 2015 and 2014 were 30,707,113 and 50,740,369, respectively, as their exercise prices are greater than the fair market price per common share as of September 30, 2015 and 2014, respectively.

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

The Company made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and the Company made a $150,000 payment to Invivis during October 2013. The Company made its next milestone payment of $100,000 to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone in January 2014. A milestone payment of $350,000 for the enrollment of the first patient in a Phase II clinical trial sponsored by Arno was paid in July 2015. In addition, the Company will pay Invivis low single digit sales royalties based on net sales of onapristone by the Company or any of its sublicensees. Pursuant to a separate services agreement which expired in April 2014, Invivis provided the Company with certain clinical development support services, which includes the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833. Effective April 1, 2014, the Company renewed the services agreement for a period of one year for a monthly cash payment of $50,000 and certain other performance based milestones. The services agreement was not renewed upon its expiration on April 1, 2015.

Under the license agreement with Invivis, the Company also agreed to indemnify and hold Invivis and its affiliates harmless from any and all claims arising out of or in connection with the production, manufacture, sale, use, lease, consumption or advertisement of onapristone, provided however, that the Company shall have no obligation to indemnify Invivis for claims that (a) any patent rights infringe third party intellectual property, (b) arise out of the gross negligence or willful misconduct of Invivis, or (c) result from a breach of any representation, warranty, or confidentiality obligation of Invivis under the license agreement. The license agreement will terminate upon the later of (i) the last to expire valid claim contained in the patent rights, and (ii) February 13, 2032. In general, Invivis may terminate the license agreement at any time upon a material breach by the Company to the extent the Company fails to cure any such breach within 90 days after receiving notice of such breach or in the event the Company files for bankruptcy. The Company may terminate the agreement for any reason upon 90 days’ prior written notice.

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2015.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of September 30, 2015:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2012 Series A	$2,115,080	$-	$-	$2,115,080
Warrant liability - 2012 placement agent	13,904	-	-	13,904
Warrant liability - 2013 Series D	1,351,201	-	-	1,351,201
Warrant liability - 2013 placement agent	5,252	-	-	5,252
Total	$3,485,437	$-	$-	$3,485,437

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Market
	Fair Value	Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Class B	$28,066	$-	$-	$28,066
Warrant liability - 2012 Series A&B	3,520,319	-	-	3,520,319
Warrant liability - 2012 placement agent	67,246	-	-	67,246
Warrant liability - 2013 Series D&E	3,036,986	-	-	3,036,986
Warrant liability - 2013 placement agent	18,907	-	-	18,907

Total	$6,671,524	$-	$-	$6,671,524

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of gains included in income attributable to unrealized appreciation that relate to those liabilities held at September 30, 2015:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Class B

Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452
Total gains or losses:
Unrealized appreciation	(29,193,357)	(5,829,469)	(9,471,278)	(79,173)	(2,804,295)	(10,379,369)	(295,387)	(334,386)
Balance at December 31, 2014	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized appreciation	(3,186,087)	(25,737)	(1,660,048)	(13,655)	(12,381)	(1,392,858)	(53,342)	(28,066)
Balance at September 30, 2015	$3,485,437	$-	$1,351,201	$5,252	$-	$2,115,080	$13,904	$-

Value per Warrant	$0.143	$-	$0.105	$0.080	$-	$0.205	$0.049	$-

7. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2015, the Company had 20,408,616 shares of common stock issued and outstanding and approximately 35,162,344 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately zero at December 31, 2014. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired unexercised during the year ended December 31, 2013, and the Class B warrants, representing the right to purchase an aggregate of 801,885 shares of common stock, expired unexercised during September 2015.

Pursuant to the 2012 Purchase Agreement for the sale and issuance of 8% Senior Convertible Debentures, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants (together with the Series A warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2012 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $2.1 million and $3.5 million at September 30, 2015 and December 31, 2014, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the 2012 Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The 2012 Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively.

Under the terms of the 2013 Purchase Agreement for the issuance and sale of common stock, each Purchaser received Series D and Series E Warrants and had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014, which exercise date was subsequently extended by the Company to January 31, 2015. The initial exercise price of the Series E Warrants was $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D to be approximately $1.4 million at September 30, 2015 and approximately $3.0 million at December 31, 2014 for the Series D and Series E Warrants. The 2013 Series E warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2015:

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding

11/26/2012	8,822,887	$2.40	$2.40	11/26/2017	-	8,822,887
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	1,494,577	$2.40	$2.40	12/18/2017	-	1,494,577
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	12,868,585	$4.00	$4.00	10/29/2018	-	12,868,585
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	27,990,680		$2.76		-	27,990,680

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

As of September 30, 2015, there are 3,943,651 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted stock awards.

The Company issued the following stock options during the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Options granted	-	-	-	2,186,957

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2014 as no options were granted in 2015 and the three months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Expected volatility	N/A	N/A	N/A	92%
Expected term	N/A	N/A	N/A	6 years
Dividend yield	N/A	N/A	N/A	0.0%
Risk- free interest rate	N/A	N/A	N/A	1.57% - 1.58%
Stock price	N/A	N/A	N/A	$2.23 - $2.90
Forfeiture rate	N/A	N/A	N/A	0.0%

A summary of the status of the options issued under the Plan at September 30, 2015, and information with respect to the changes in options outstanding, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	7,339,118	$2.59	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(167,454)	$2.78	-
Options outstanding at September 30, 2015	7,171,664	$2.59	$-

Options vested and expected to vest at September 30, 2015	7,171,664	$2.59	$-

Exercisable at September 30, 2015	4,456,031	$2.70	$-

Shares available for grant under the 2005 Plan	3,943,651

The following table summarizes information about stock options outstanding at September 30, 2015:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.85	136,785	9.10	$0.85	37,995	$0.85
$1.30	100,000	9.02	$1.30	-	$1.30
$2.23	223,445	8.40	$2.23	97,757	$2.23
$2.40	5,188,107	7.44	$2.40	3,387,298	$2.40
$2.90	1,420,944	8.31	$2.90	830,598	$2.90
$8.00	65,000	4.82	$8.00	65,000	$8.00
$19.38	37,383	2.53	$19.38	37,383	$19.38

Total	7,171,664	7.64	$2.59	4,456,031	$2.70

Stock-based compensation costs under the Plan for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$275,429	$209,411	$830,180	$756,997
General and administrative	658,900	874,639	2,027,109	2,745,082

Total	$934,329	$1,084,050	$2,857,289	$3,502,079

The fair value of options vested under the Plan was approximately $935,446 and $1,101,685 for the three months ended September 30, 2015 and 2014, and $3,590,708 and $3,018,414 for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $4,709,724 which is expected to be recognized over a weighted-average vesting period of 2.1 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

9. SUBSEQUENT EVENTS

On October 21, 2015, the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with certain accredited investors pursuant to which it sold an aggregate principal amount of $2.1 million of its Unsecured Convertible Promissory Notes (the “Notes”) for an aggregate original issue price of $2.1 million.

The Notes, which have a maturity date of October 21, 2016, bear interest at the rate of six percent per annum. The Company may not prepay the Notes prior to December 31, 2015, and thereafter may do so only after providing each holder 10 business days’ notice. Upon an “Event of Default” under the Notes, the holders may declare the entire outstanding principal and accrued interest due and immediately payable. As defined under the Notes, an Event of Default includes the Company’s failure to pay any principal, interest or other amount owing under the Notes when due and its commencement of a bankruptcy or similar insolvency proceeding.

The principal and accrued interest under the Notes may be converted any time after December 31, 2015, at the election of the holder into shares of the Company’s common stock at a per share price equal to the average closing price of the Company’s common stock during the 50 trading days immediately preceding conversion. If not sooner converted by the holders or otherwise repaid by the Company, the principal and accrued interest owing under the Notes will automatically convert upon the Company’s completion of a “Qualified Financing.” For purposes of the Notes, a Qualified Financing means the Company’s issuance or sale of shares or units of its equity securities for the principal purpose of raising capital, in a single transaction or a series of related transactions, in each case occurring prior to the maturity date, and that results in the Company having received aggregate gross proceeds of at least $3.5 million (including the proceeds from the satisfaction of the indebtedness resulting from the conversion of the Notes). In the case of a Qualified Financing, the outstanding principal and accrued interest will convert into the identical securities sold to the investors in the Qualified Financing and on the same terms.

The purchasers of the Notes included several officers and directors of the Company, or entities affiliated with officers and directors of the Company. All such officers and directors made such investment on the same terms as all other purchasers under the Note Purchase Agreement.

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

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor (PR) expressing tumors. The protocol was subsequently amended to include a formal Phase II study which will include up to 29 patients with recurrent or metastatic endometrioid tumors that have been shown to express APR, and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50mg of extended release onapristone twice daily, the dose determined by an independent data review committee to be safely administered to patients based on the results of the Phase I component of this study. The study protocol provides that if at least two of the first 10 patients have a confirmed response by RECIST 1.1 criteria, an additional 19 patients will be enrolled, for a total of 29 patients. The study incorporates a diagnostic test targeting women with tumors expressing APR, which is intended to select those patients more likely to respond to onapristone treatment. At present, this study is being conducted at multiple sites in France with plans to open additional sites in the United States as soon as practicable.

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at three sites in the United Kingdom, led by the Royal Marsden NHS Foundation Trust in London. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The phase I component of the study evaluated onapristone extended-release tablet formulations in five dose levels (10-50 mg, twice daily) in patients with prostate cancer and has completed enrollment. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase I setting with an expansion phase. In addition, the protocol also includes a Phase II cohort of patients that will be enrolled to gain additional understanding of the onapristone as a potential treatment in men with CRPC. The phase II aspect of the study includes; a component that will evaluate the combination of onapristone plus abiraterone acetate in men who have had evidence of progression of disease while on abiraterone acetate. These subjects will be selected for inclusion in the study based on a positive expression of PR in their prostate cancer or evidence of the T878A androgen receptor mutation. Another component of this Phase II aspect of the study will further evaluate the safety profile and potential anti-cancer activity of single agent onapristone in men with advanced CRPC after failure of abiraterone or enzalutamide. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express APR, which may help identify patients who are more likely to respond to onapristone. Enrollment of patients under the amended study protocol is expected to begin during the fourth quarter of 2015 and will include approximately 60 additional patients.

•	AR-12 and analogues– AR-12 was initially being developed as an orally available agent which demonstrated to inhibit multiple different kinase targets. We believe AR-12 may also cause malignant cell death through the induction of stress in the endoplasmic reticulum and recent work has demonstrated that AR-12 inhibits various molecular protein chaperones including GRP78, HSP70, HSP90 and HSP27. We have completed a Phase I clinical trial of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma using the original non optimized formulation of AR-12. Subsequently, an improved formulation of AR-12 that has been shown to substantially increase bioavailability in preclinical models has been developed. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent. In April 2015, the EMA granted two orphan drug designations for AR-12 for the treatment of cryptococcosis and tularaemia. Cryptococcosis is an infectious disease of the lungs caused by the fungus Cryptococcus neoformans and is one of the most common life-threatening fungal infections in people with AIDS. Tularaemia is an infection which can be spread from animals to humans that is caused by the bacterium Francisella tularensis and is a Category A Priority Pathogen on the National Institute of Allergy and Infectious Disease (NIAID) list of Biodefense and Emerging Infectious Diseases. A CRADA is in place with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) for the evaluation of AR-12 and four analogues against pathogens of biodefense interests. Other analogues of AR-12 such as AR-13 are being investigated for activity against certain microbial pathogens through a number of collaborations.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. The FDA has granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. Additional investigator sponsored clinical trials of AR-42 are currently underway or being planned.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended September 30, 2015 and 2014 were approximately $1.1 million and $1.9 million, respectively. The decrease of approximately $0.8 million for the third quarter of 2015 over the same period in 2014 is primarily the result of decreased non-cash compensation expense in 2015 of approximately $0.2 million, reduced spending on professional fees of $0.1 million and lower severance of $0.4 million related to the departure of the Company’s previous CEO in 2014.

G&A expenses for each of the nine month periods ended September 30, 2015 and 2014 were approximately $3.8 million and $5.3 million, respectively. The decrease of approximately $1.5 million for the first nine months of 2015 over the same period in 2014 is primarily the result of decreased non-cash compensation expense in 2015 of approximately $0.7 million and reduced spending on professional fees of $0.2 million and lower severance of $0.4 million related to the departure of the Company’s previous CEO in 2014.

Research and Development Expenses. R&D expenses for the three month periods ended September 30, 2015 and 2014 were approximately $1.8 million and $3.8 million, respectively. The decrease of approximately $2.0 million for the third quarter of 2015 compared to the same period in 2014 is primarily due to a decrease in spending for our lead product candidate, onapristone. Total direct onapristone development costs for the quarter ended September 30, 2015 were approximately $1.0 million compared to approximately $3.0 million for the quarter ended September 30, 2014. This decrease of approximately $2.0 million over the same period of 2014 is primarily due to decreased spending on pre-clinical and non-clinical research activities that supported the initiation of the Phase I/II clinical trials and companion diagnostic development program in 2014.

R&D expenses for the nine month periods ended September 30, 2015 and 2014 were approximately $6.9 million and $12.3 million, respectively. The decrease of approximately $5.4 million for the first nine months of 2015 compared to the same period in 2014 is primarily due to a decrease in spending for our lead product candidate, onapristone. Total direct onapristone development costs for the nine months ended September 30, 2015 were approximately $4.5 million compared to approximately $9.8 million for the nine months ended September 30, 2014. This decrease of approximately $5.3 million over the same period of 2014 is primarily due to decreased spending on pre-clinical and non-clinical research activities that supported the initiation of the Phase I/II clinical trials and companion diagnostic development program in 2014.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine month periods ended September 30, 2015 and 2014, as well as the cumulative amounts since we began development of each product candidate through September 30, 2015. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs (the amounts stated are expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amounts during
	2015	2014	2015	2014	development

Onapristone	$1,021	$2,988	$4,459	$9,813	$30,438
AR-12	315	211	634	403	11,817
AR-42	48	11	180	(13)	5,583
AR-67	4	7	63	19	8,216
Unallocated R&D	405	539	1,579	2,053	16,023
Total	$1,793	$3,756	$6,915	$12,275	$72,077

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. For example, in fiscal year 2015, we plan to incur total external development costs of approximately $6.0 million, $0.7 million and $0.2 million on onapristone, AR-12 and AR-42, respectively, including amounts already incurred through September 30, 2015. However, these planned expenditures are subject to many uncertainties, including the availability of necessary capital, the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended September 30, 2015 and 2014 was $530 and $10,087 respectively. The decrease in interest income compared to the same period in 2014 is primarily due to lower average cash balances held during 2015 compared to the same period of 2014.

Interest income for the nine months ended September 30, 2015 and 2014 was $7,625 and $34,947 respectively. The decrease in interest income compared to the same period in 2014 is primarily due to lower average cash balances held during 2015 compared to the same period of 2014.

Other Income. Other income for the three months ended September 30, 2015 was approximately $2.2 million compared to other income of approximately $5.8 million for the three months ended September 30, 2014. The change in 2015 over 2014 is related to noncash adjustments to the warrant liability primarily driven by our decreased stock price, the expiration of certain warrants and reduced amount of time until the remaining warrants expire.

Other income for the nine months ended September 30, 2015 was approximately $3.2 million compared to other income of approximately $20.8 million for the nine months ended September 30, 2014. The change in 2015 over 2014 is related to noncash adjustments to the warrant liability primarily driven by our decreased stock price, the expiration of certain warrants and reduced amount of time until the remaining warrants expire.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and December 31, 2014 and our net changes in cash and cash equivalents for the nine months ended September 30, 2015 and 2014 (the amounts stated are expressed in thousands):

	September 30,	December 31,
Liquidity and capital resources	2015	2014

Cash and cash equivalents	$123	$7,948
Working capital	(1,789)	6,049
Stockholders' deficit	(5,245)	(589)

	Nine Months Ended September 30,
Cash flow data	2015	2014

Cash used in:
Operating activities	$(7,823)	$(15,177)
Investing activities	-	(20)
Financing activities	(2)	-
Net decrease in cash and cash equivalents	$(7,825)	$(15,197)

Our total cash resources as of September 30, 2015 were approximately $0.1 million compared to approximately $7.9 million as of December 31, 2014. As of September 30, 2015, we had approximately $5.7 million in liabilities (of which approximately $3.5 million represented non-cash derivative liabilities), and a deficit of approximately $1.7 million of net working capital. We realized net loss of approximately $7.5 million and had negative cash flow from operating activities of $7.8 million for the nine months ended September 30, 2015. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conduct of additional pre-clinical studies and clinical trials.

In October 2015, we received gross proceeds of $2.1 million from our sale and issuance of Unsecured Convertible Promissory Notes (the “Notes”) pursuant to a note purchase agreement among us and several purchasers identified in such agreement. The Notes, which have a maturity date of October 21, 2016, bear interest at the rate of six percent per annum. We may not prepay the Notes prior to December 31, 2015, and thereafter may do so only after providing each holder 10 business days’ notice. Upon an “Event of Default” under the Notes, the holders may declare the entire outstanding principal and accrued interest due and immediately payable. As defined under the Notes, an Event of Default includes our failure to pay any principal, interest or other amount owing under the Notes when due and its commencement of a bankruptcy or similar insolvency proceeding. The principal and accrued interest under the Notes may be converted any time after December 31, 2015, at the election of the holder into shares of our common stock at a per share price equal to the average closing price of our common stock during the 50 trading days immediately preceding conversion. If not sooner converted by the holders or otherwise repaid by us, the principal and accrued interest owing under the Notes will automatically convert upon our completion of a “Qualified Financing.” For purposes of the Notes, a Qualified Financing means the issuance or sale by us of shares or units of our equity securities for the principal purpose of raising capital, in a single transaction or a series of related transactions, in each case occurring prior to the maturity date, and that results in us having received aggregate gross proceeds of at least $3.5 million (including the proceeds from the satisfaction of the indebtedness resulting from the conversion of the Notes). In the case of a Qualified Financing, the outstanding principal and accrued interest under the Notes will convert into the identical securities sold to the investors in the Qualified Financing and on the same terms.

From inception through September 30, 2015, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally. We are seeking to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources, including the $2.1 million proceeds from the sale of the Notes in October 2015 are sufficient to fund our operations through approximately December 2015. However, based on the various options for future clinical studies of onapristone, AR-12 and AR-42, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

·	the progress and results of our research activities;
·	the costs of hiring additional full-time personnel;
·	the number and scope of our research programs;
·	the progress and results of our pre-clinical and clinical development activities;

•	the costs and timing of manufacturing our drug candidates;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the cost and timing of regulatory approvals.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. We made the first milestone payment to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone, which occurred in January 2014. An additional milestone payment of $350,000 for the enrollment of the first patient enrolled in the first Company-sponsored Phase II clinical trial of onapristone was paid in July 2015. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement, Invivis provided us with certain clinical development support services through April 1, 2015, in exchange for a monthly cash payment.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2015.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.           Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and also the Acting Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and also the Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Principal Executive Officer and also the Acting Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are in immediate need of additional capital to fund our operations. As of September 30, 2015, we had approximately $0.1 million in cash and cash resources, and negative net working capital of approximately $1.7 million. During the year ended December 31, 2014 and the nine months ended September 30, 2015, we had negative cash flow from operating activities of $18.8 million and $7.8 million, respectively, and we expect our negative cash flows from operations to continue for the foreseeable future. Including the proceeds received from the sale of convertible debt in October 2015, we believe that we have sufficient capital to fund our operations through approximately December 2015 for the current plan of expenditure on continuing development of the current product candidates. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

On July 9, 2015, the Company and The Ohio State Innovation Foundation (formerly, the Ohio State Research Foundation) (“Ohio State”) entered into an amendment, dated effective as of May 15, 2015 (the “Amendment”), to the parties’ License Agreement dated January 3, 2008 (the “AR-12 License”), pursuant to which the Company was granted an exclusive license to certain patents and other technology relating to its AR-12 product candidate. The purpose of the Amendment was to clarify the scope of AR-12 analogs covered by the license grant in the original AR-12 License.  In addition, the Amendment provides the Company with a first right to negotiate an exclusive license to patents and other technology relating to compounds related to AR-12 held by Ohio State. The foregoing description is qualified in its entirety by the Amendment, which is filed with this Quarterly Report as Exhibit 10.1 and incorporated herein by reference.

Item 6.           Exhibits.

Exhibit No.	Exhibit Description

10.1	Amendment No. 2, dated as of May 15, 2015, to License Agreement between Arno Therapeutics, Inc. and The Ohio State Innovation Foundation (formerly, The Ohio State Research Foundation), entered into on July 9, 2015.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2015 through September 30, 2015, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to Condensed Financial Statements.

* Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 16, 2015	By:	/s/ Alexander A. Zukiwski
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

10.1	Amendment No. 2, dated as of May 15, 2015, to License Agreement between Arno Therapeutics, Inc. and The Ohio State Innovation Foundation (formerly, The Ohio State Research Foundation), entered into on July 9, 2015.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2015 through September 30, 2015, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (v) Notes to Condensed Financial Statements.

* Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.