Form 10-K
period 2015-12-31
Arno Therapeutics, Inc
filed 2016-03-30
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

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

As of June 30, 2015: $12,245,170

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

As of March 23, 2016, there were 41,562,613 shares of the issuer’s common stock, par value $0.0001 per share, issued and outstanding.

References to “the Company,” “Arno,” “we”, “us” or “our” in this Annual Report on Form 10-K refer to Arno Therapeutics, Inc., a Delaware corporation, unless the context indicates otherwise.

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

Phase II arm of a Phase I/II clinical study in patients with APRpos endometrioid tumors is ongoing at multiple centers in France and US, with patient enrollment expected to be completed in 2017.

Phase I/II clinical study in patients with castration resistant prostate cancer is ongoing in the U.K.

Development of a companion diagnostic to identify APR expressing tumors is ongoing pursuant to a collaboration with Leica Biosystems.

AR-12	Solid tumors and hematological malignancies	Arno	Completed a Phase I clinical study in adult subjects with advanced or recurrent solid tumors or lymphoma.

AR-12	Various anti-microbial targets	Arno	Pre-clinical.

AR-42	Hematological malignancies and solid tumors	Arno

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

Phase 0 investigator-initiated study “Exploratory Evaluation of AR-42 Histone Deacetylase Inhibitor in the Treatment of Vestibular Schwannoma and Meningioma” is ongoing.

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

Oncology Overview

According to the American Cancer Society, cancer is the second leading cause of death in the United States, surpassed only by heart disease, accounting for nearly one of every four deaths. According to the American Cancer Society, more than 1.6 million new cancer cases are expected to be diagnosed in 2015. According to a 2015 report by the American Cancer Society, the National Institutes of Health estimated direct costs for medical care for cancer related treatments in the United States in 2011 were $88.7 billion. With a 68% 5-year relative survival rate for all cancers from 2004-2010, according to the American Cancer Society, oncology remains a significant unmet medical need.

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

Product Development Pipeline

Onapristone

Overview

Pursuant to a February 2012 license agreement with Invivis Pharmaceuticals, Inc., or Invivis, we have the exclusive rights worldwide to develop, and commercialize (other than in France), onapristone, an anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor, which is believed to be the mechanism by which it may inhibit the growth of breast, endometrial and other cancers. Onapristone was originally being developed by Schering AG for potential use in the treatment of benign gynecological disorders (uterine leiomyoma, endometriosis), as a potential contraceptive and an anti-endocrine treatment of breast cancer. In previous published clinical studies, onapristone has demonstrated a 56% objective response rate as a first line “hormone” treatment of breast cancer. In connection with the development of onapristone, we intend to develop a companion diagnostic, or CDx, to identify patients’ tumors which express the progesterone receptor (PR) and the activated form of the progesterone receptor (APR) and therefore may be more likely to benefit from treatment with onapristone.

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

Clinical Development Plans and Activities

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor expressing tumors. The protocol has been amended to include a formal Phase II study, which will include up to 57 patients with recurrent or metastatic endometrioid tumors that have been shown to express the progesterone receptor (PR), and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50 mg of extended release onapristone twice daily. The study protocol provides that if at least two of the first 22 patients have a confirmed response by RECIST 1.1 criteria, an additional 35 patients will be enrolled, for a total of 57 patients. The study also incorporates a diagnostic test, which is intended to select those patients most likely to respond to onapristone treatment. At present, this study is being conducted in France and the US and is expected to complete enrollment in 2017.

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

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at the Royal Marsden NHS Foundation Trust in London pursuant to approval of an Investigational Medicinal Product Dossier from the United Kingdom Health Authority, Medicines and Healthcare Products Regulatory Agency in January 2014. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The study will evaluate onapristone in extended-release tablet formulations in up to five dose levels (10-50 mg, twice daily) in patients with prostate cancer in which PR may be contributing to tumor progression. In accordance with the study protocol, study subjects will be evaluated for whether their tumors express PR and APR, which may help identify patients who are more likely to respond to onapristone. The Phase II cohort of patients will be enrolled to gain additional understanding of the onapristone safety profile and potential anti-cancer activity in men with advanced CRPC after failure of abiraterone or enzalutamide. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase II setting with short lead in dose escalation phase. In accordance with the modified Phase II study protocol, study subjects will be evaluated for whether their tumors express PR/APR or the T878A androgen receptor mutation, which may help identify patients who are more likely to respond to onapristone in future studies. Screening of patients under the amended study protocol began in the first quarter of 2016 and the Phase II study will include approximately 75 patients.

Onapristone Companion Diagnostic Program

A key aspect of our strategy to develop onapristone is to also develop a companion diagnostic, or CDx, that would identify whether a patient’s tumor expresses PR and APR and therefore would be more likely to respond to treatment with onapristone. We and our research collaborators have identified an immunohistochemistry (IHC) technique for identifying activated progesterone receptors in breast cancer tumors. The initial findings were presented in December 2012 at the 35th Annual San Antonio Breast Cancer Symposium, with more mature data presented at the June 2013 annual meeting of the American Society of Clinical Oncology in Chicago, and in December 2013 at the 36th Annual San Antonio Breast Cancer Symposium. This IHC technique was successful in identifying the activated form of the progesterone receptor via nuclear morphology, which we believe can be done on a routine basis with freshly obtained or formalin-fixed and paraffin-embedded tissue. We are further refining and testing this method on a larger cohort of breast and endometrial cancer samples, with correlation to other standard tumor markers and clinical outcomes. We are also evaluating this diagnostic technique in other malignancies.

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

In February 2014, we entered into an Exclusive Patent License Agreement with the University of Minnesota, pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. See “—License Agreements and Intellectual Property—University of Minnesota License,” below. We plan to develop and commercialize this technology in connection with our CDx development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would most likely benefit from treatment with onapristone.

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

AR-42

Overview

Pursuant to a license agreement with The Ohio State University, or Ohio State, we also have exclusive rights to develop and commercialize AR-42, a novel oral cancer therapy currently in early clinical development. AR-42 is a broad spectrum deacetylase inhibitor of both histone and non-histone proteins, which has demonstrated greater potency and activity in solid tumors and hematological malignancies when compared in preclinical studies to vorinostat (also known as “SAHA” or Zolinza®), the first of four marketed compound in the class. AR-42 may possess additional histone-independent mechanisms, which may contribute to its superior profile in vitro and in vivo. An investigator-initiated dose escalation study with expansion phase of AR-42 in patients with hematological malignancies and solid tumors has been completed at Ohio State. A Phase I investigator-initiated clinical study in combination with decitabine in patients with hematological malignancies has been completed and a Phase 0 investigator-initiated study titled “Exploratory Evaluation of AR-42 Histone Deacetylase Inhibitor in the Treatment of Vestibular Schwannoma and Meningioma” is ongoing.

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

In February 2012, the FDA granted orphan drug designation for AR-42 for the treatment of meningioma and schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. The primary treatment option for patients with these tumors is surgical excision. In preclinical studies, AR-42 has demonstrated anti-tumor activity in both meningioma and schwannoma. We believe AR-42 may provide a complement to surgery, particularly in cases where the location of the tumor within the brain or spinal cord precludes surgery. In April 2012, the EMA granted three orphan drug designations for AR-42 for the treatment of meningioma, treatment of schwannoma and treatment of neurofibromatosis-type 2.

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

Onapristone

If approved, onapristone would compete with other classes of oncology drugs referred to as “hormonal” agents (antiestrogens, aromatase inhibitors, megestrol acetate, androgen receptor inhibitors) used in the treatment of endometrial, prostate and breast cancers. Antiestrogens, aromatase inhibitors, and megestrol acetate have been used for a number of decades and the medical community is aware and accepting of their safety and efficacy profile. Many of these agents are off patent and thus available at a low cost. In addition, combination chemotherapy is routinely used after patients with breast and endometrial cancer have failed standard hormonal treatments, and thus onapristone may be positioned as an agent which delays the need for chemotherapy. Additionally, drugs that inhibit the androgen receptor (Zytiga® (abiraterone acetate) marketed by Janssen, Xtandi® (enzalutamide) marketed by Astellas) have been approved for the treatment of metastatic castration resistant prostate cancer and are projected to generate over $2 billion in combined revenue in 2015.

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

AR-42

If approved, AR-42 would compete with other HDAC inhibitors. HDAC inhibitors have displayed efficacy in a broad range of settings as single agents and in combination with other therapeutics. The first HDAC inhibitor to obtain approval is vorinostat (“SAHA,” or Zolinza®), which is approved for the treatment of recurrent cutaneous T-cell lymphoma (“CTCL”). Other FDA approved HDAC inhibitors include, romidepsin, (Istodax®, Celgene Corporation) which has been approved for the treatment of patients with peripheral T-cell lymphoma and belinostat (Beleodaq®, Spectrum) for the treatment of patients with relapsed or refractory T-cell lymphoma and panobinostat (Farydak®,Novartis) for the treatment of patients with multiple myeloma. These and other HDAC inhibitors are in Phase II and Phase III trials, primarily in hematological malignancies, but also in solid tumors as both single agents and in combination with other oncology therapies.

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

We made a one-time cash payment of $500,000 to Invivis upon execution of the license agreement on February 13, 2012. Additionally, Invivis will receive performance-based cash payments of up to an aggregate of $15.1 million upon successful completion of clinical and regulatory milestones relating to onapristone, which milestones include the marketing approval of onapristone in multiple indications in the United States or the European Union as well as Japan. The first milestone was due upon the dosing of the first patient in a pharmacokinetic study and was achieved during August 2013 and we made a $150,000 payment to Invivis during October 2013. We made our next milestone payment of $100,000 to Invivis upon the dosing of the first subject in the first Company-sponsored Phase I clinical trial of onapristone in January 2014. A milestone payment of $350,000 for the enrollment of the first patient in a Phase II clinical trial sponsored by Arno was paid in July 2015. In addition, we will pay Invivis low single digit sales royalties based on net sales of onapristone by us or any of our sublicensees. Pursuant to a separate services agreement which expired in April 2014, Invivis provided us with certain clinical development support services, which included the assignment of up to two full-time employees to perform such services, in exchange for a monthly cash payment of approximately $70,833. Effective April 1, 2014, we renewed the services agreement for a period of one year for a monthly cash payment of $50,000 and certain other performance based milestones. The services agreement was not renewed upon its expiration on April 1, 2015.

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

AR-12 and AR-42 License Agreements

Our rights to AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Innovation Foundation (formerly The Ohio State Research Foundation), or Ohio State, entered into in January 2008. Pursuant to each of these agreements, we have exclusive, worldwide, royalty-bearing licenses for the rights to commercialize technologies embodied by certain issued patents, patent applications, know-how and improvements relating to AR-12 and AR-42 for all therapeutic uses.

Under our license agreement for AR-12, we have exclusive, worldwide rights to seven issued U.S. patent and three pending U.S. patent applications that relate to AR-12, AR-12 analogs, and particular uses of AR-12 according to our business plan. On July 9, 2015, the Company and The Ohio State Innovation Foundation (formerly, The Ohio State Research Foundation) (“Ohio State”) entered into an amendment, dated effective as of May 15, 2015 (the “Amendment”), to the parties’ License Agreement dated January 3, 2008 (the “AR-12 License”), pursuant to which the Company was granted an exclusive license to certain patents and other technology relating to its AR-12 product candidate. The purpose of the Amendment was to clarify the scope of AR-12 analogs covered by the license grant in the original AR-12 License.  In addition, the Amendment provides the Company with a first option to an exclusive license to patents and other technology relating to compounds related to AR-12 held by Ohio State. The issued patents include composition of matter claims. The issued patents are currently scheduled to expire in 2024. If the pending patent applications issue, the latest of the issued patent or patents would be scheduled to expire in 2034. In 2014, we filed a provisional patent application directed to methods using AR-12 that, if issued, would expire in 2035. In addition, Arno has exclusive rights to a pending US and international patent application directed to AR-12 formulations which, if issued, would expire in 2034.

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

Research and Development Expenses

We spent approximately $8.7 million in fiscal year 2015 and $14.8 million in fiscal year 2014 on research and development activities. These expenses include cash and non-cash expenses relating to the development of our clinical and pre-clinical programs.

Employees

As of March 27, 2016, we had four full-time employees, none of whom are covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory.

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

We are in immediate need of additional capital to fund our operations. As of December 31, 2015, we had approximately $0.1 million in cash and cash resources, and negative net working capital of approximately $3.9 million. During the year ended December 31, 2015, we had negative cash flow from operating activities of $10.0 million, and we expect our negative cash flows from operations to continue for the foreseeable future. Including the proceeds received from our January 2016 financing transaction in which we sold an aggregate of 21,153,997 shares of common stock at a purchase price of $0.35 per share, resulting in aggregate gross proceeds to us of approximately $7.4 million, including approximately $2.1 million from the automatic conversion of outstanding promissory notes (the “2016 Offering”), we believe that we have sufficient capital to fund our operations through approximately May 2016 based on the current plan of expenditure on continuing development of the current product candidates. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

We currently have no committed sources of additional capital and our access to capital funding is always uncertain. Despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. In addition, we could be forced to discontinue product development, reduce or forego attractive business opportunities and even cease our operations altogether

As an early-stage enterprise engaged in the development of new biotechnology and biopharmaceutical compounds, we are subject numerous risks relating to the development of our product candidates.

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

We do not generate revenue and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve or maintain positive operating cash flow. For the years ended December 31, 2015 and 2014, we had negative cash flows from operating activities of $10.0 million and $18.8 million, respectively.   Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur negative operating cash flows for the foreseeable future, as we:

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

We currently have four employees and we rely in substantial part, and for the foreseeable future will continue to rely, on certain independent organizations and consultants to provide other important services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements.

If we are unable to hire additional qualified personnel in the future, our ability to grow our business may be harmed.

We have only four full-time employees and continue to rely on various third parties to perform a variety of management, clinical operations and other services on our behalf on a consulting basis. As we continue with the development of our product candidates, we expect that we will need to hire additional employees, including a chief financial officer and other senior management positions. Accordingly, our ability to attract and retain qualified personnel will be critical to managing and growing our business in the future, especially the hiring and retention of key executive personnel and scientific staff. There is intense competition and demand for qualified personnel in our area of business and no assurances can be made that we will be able to retain the personnel necessary for the development of our business on commercially reasonable terms, if at all.

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

 As of December 31, 2015, following the January 31, 2015 expiration of certain 2012 Warrants and 2013 Warrants, and immediately prior to the 2016 Offering, the remaining unexpired 2012 Warrants and 2013 Warrants consisted of the following:

•	Warrants to purchase an aggregate of 10,317,464 shares at an exercise price of 2.40 per share (the “2012 Series A Warrants”);

•	Warrants to purchase an aggregate of 4,455,231 shares at an exercise price of $0.01 per share (the “2013 Series C Warrants”); and

•	Warrants to purchase an aggregate of 12,868,585 shares at an exercise price of $4.00 per share (the “2013 Series D Warrants”).

The exercise prices of the 2012 Series A Warrants and 2013 Series D Warrants (but not the 2013 Series C Warrants) are subject to a weighted-average price adjustment in the event we sell or issue additional shares of our common stock (subject to certain exceptions) at a price per share less than the applicable exercise prices. The 2016 Offering, which involved the sale of our common stock at a price per share of $0.35, therefore triggered the anti-dilution provisions of the 2012 Series A Warrants and 2013 Series D Warrants and resulted in their exercise prices being reduced from $2.40 and $4.00 to $1.36 and $2.14, respectively. In accordance with provisions of the 2012 Series A Warrants and 2013 Series D Warrants requiring that the warrants’ aggregate exercise prices remain the same following any reduction in exercise price, the aggregate number of shares issuable upon exercise of the 2012 Series A Warrants was increased from 10,317,464 to 18,207,273 and the aggregate number of shares issuable upon exercise of the 2013 Series D Warrants was increased from 12,868,585 to 24,053,398. Following these adjustments, if we make future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable exercise prices of the 2012 Series A Warrants and 2013 Series D Warrants, then the applicable exercise prices (and share amounts) remain subject to further adjustment.

We expect that we will need substantial additional capital in order to fund our operations during the applicable terms of the 2012 Warrants and the 2013 Warrants and that a likely source of such capital will be through the sale and issuance of additional shares of our common stock or securities convertible into our common stock. Consequently, if we make such future issuances at prices lower than the applicable 2012 Series A Warrant or 2013 Series D Warrant exercise prices, our stockholders could experience significant additional dilution of their investment.

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

Quarter Ended	High	Low
March 31, 2014	$3.00	$1.96
June 30, 2014	$2.30	$1.40
September 30, 2014	$1.78	$1.24
December 31, 2014	$1.35	$0.43
March 31, 2015	$0.68	$0.55
June 30, 2015	$1.15	$0.54
September 30, 2015	$0.62	$0.21
December 31, 2015	$0.48	$0.18

Holders

According to the records of our transfer agent, American Stock Transfer & Trust Company, as of March 23, 2016, we had approximately 300 holders of record of common stock, not including those held in “street name.”

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

Company Overview

We are an early-stage company focused on developing innovative products for the treatment of cancer and other life threatening diseases. We currently have exclusive worldwide rights to three innovative clinical stage compounds with unique mechanisms of action that have the potential to be first-in-class therapeutics. The following is a summary of our product development pipeline:

•	Onapristone – We are currently developing onapristone, an oral anti-progestin hormone blocker that has been shown to have considerable anti-tumor activity in patients with breast cancer. Onapristone appears to have a unique ability to block the activation of the progesterone receptor and inhibit tumor growth. In connection with the development of onapristone, we have engaged Leica Biosystems to develop an immunohistochemistry based diagnostic test to identify tumors with the activated form of the progesterone receptor (APR), which is intended to identify patients more likely to benefit from treatment with onapristone. Additional biomarker development is ongoing to develop a diagnostic test to identify progesterone receptor (PR) in tumor types other than breast cancer.

In December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor (PR) expressing tumors. The protocol was subsequently amended to include a formal Phase II study which will include up to 57 patients with recurrent or metastatic endometrioid tumors that have been shown to express PR, and who have received no more than one prior chemotherapy and no prior hormone therapy. All patients in the Phase II component of the study will receive 50mg of extended release onapristone twice daily, the dose determined by an independent data review committee to be safely administered to patients based on the results of the Phase I component of this study. The study protocol provides that if at least two of the first 22 patients have a confirmed response by RECIST 1.1 criteria, an additional 35 patients will be enrolled, for a total of 57 patients. The study incorporates a diagnostic test targeting women with tumors expressing APR, which is intended to select those patients more likely to respond to onapristone treatment. At present, this study is being conducted at multiple sites in France and the US and is expected to complete enrollment in 2017.

In addition, in April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at three sites in the United Kingdom, led by the Royal Marsden NHS Foundation Trust in London. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The Phase I component of the study evaluated onapristone extended-release tablet formulations in five dose levels (10-50 mg, twice daily) in patients with prostate cancer and has completed enrollment. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase I setting with an expansion phase. In addition, the protocol also includes a Phase II cohort of patients that will be enrolled to gain additional understanding of the onapristone as a potential treatment in men with CRPC. The Phase II aspect of the study includes; a component that will evaluate the combination of onapristone plus abiraterone acetate in men who have had evidence of progression of disease while on abiraterone acetate. Another component of this Phase II aspect of the study will further evaluate the safety profile and potential anti-cancer activity of single agent onapristone in men with advanced CRPC after failure of abiraterone or enzalutamide. In accordance with the modified Phase II study protocol, study subjects will be evaluated for whether their tumors express PR/APR or the T878A androgen receptor mutation, which may help identify patients who are more likely to respond to onapristone in future studies. Screening of patients under the amended study protocol began in the first quarter of 2016 and the Phase II study will include approximately 75 patients.

•	AR-12 and analogues – AR-12 was initially being developed as an orally available agent which demonstrated to inhibit multiple different kinase targets. We believe AR-12 may also cause malignant cell death through the induction of stress in the endoplasmic reticulum and recent work has demonstrated that AR-12 inhibits various molecular protein chaperones including GRP78, HSP70, HSP90 and HSP27. We have completed a Phase I clinical trial of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma using the original non optimized formulation of AR-12. Subsequently, an improved formulation of AR-12 that has been shown to substantially increase bioavailability in preclinical models has been developed. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent. In April 2015, the EMA granted two orphan drug designations for AR-12 for the treatment of cryptococcosis and tularaemia. Cryptococcosis is an infectious disease of the lungs caused by the fungus Cryptococcus neoformans and is one of the most common life-threatening fungal infections in people with AIDS. Tularaemia is an infection which can be spread from animals to humans that is caused by the bacterium Francisella tularensis and is a Category A Priority Pathogen on the National Institute of Allergy and Infectious Disease (NIAID) list of Biodefense and Emerging Infectious Diseases. A CRADA is in place with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) for the evaluation of AR-12 and four analogues against pathogens of biodefense interests. Other analogues of AR-12 such as AR-13 are being investigated for activity against certain microbial pathogens through a number of collaborations.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. The FDA has granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. Additional investigator sponsored clinical trials of AR-42 are currently underway or being planned.

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

Results of Operations

General and Administrative Expenses. G&A expenses for the years ended December 31, 2015 and 2014 were approximately $4.8 million and $6.7 million, respectively.  This decrease of approximately $1.9 million over 2014 is primarily attributable to decreased compensation expense of approximately $1.5 million consisting of a decrease of approximately $0.9 million in stock compensation expense, lower severance of $0.4 million related to the departure of the Company’s previous CEO in 2014 and reduced spending on professional fees of $0.3 million.

Research and Development Expenses.  R&D expenses for the years ended December 31, 2015 and 2014 were approximately $8.7 million and $14.8 million, respectively.  The decrease of approximately $6.1 million over 2014 was primarily due to decreased in spending our lead product candidate, onapristone.  Total direct onapristone development costs for the year ended December 31, 2015 were approximately $5.8 million compared to approximately $11.6 million for the year ended December 31, 2014. This decrease of approximately $5.8 million over the same period of 2014 is primarily due to decreased spending of $5.5 million on pre-clinical and non-clinical research activities that supported the initiation of the Phase I/II clinical trials and companion diagnostic development program in 2014 and reduced spending on clinical trials of $0.3 million. The company also incurred lower compensation costs of $0.5 million in 2015 over the same period of 2014.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for the years ended December 31, 2015 and 2014, as well as the cumulative amounts since we began R&D development through December 31, 2014. The table also summarizes unallocated costs, which consist of personnel, facilities, stock based compensation and other costs not directly allocable to development programs. The amounts stated are expressed in thousands.

	Year Ended December 31,		Cumulative
			amounts during
	2015	2014	development

Onapristone	$5,808	$11,582	$31,787
Other R&D Projects	1,149	736	25,889
Unallocated R&D	1,696	2,522	16,140
Total	$8,653	$14,840	$73,816

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. Based on our current development plans, during the fiscal year 2016 we anticipate external development costs to be approximately $4.8 million for onapristone and $0.6 for other research and development projects. However, these planned expenditures are subject to many uncertainties, including the availability of necessary capital, the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Interest Income. Interest income for the years ended December 31, 2015 and 2014 was $7,658 and $41,954, respectively. The decrease in interest income over 2014 is due to lower average cash balance levels during 2015 as compared to 2014.

Interest Expense. Interest expense for the years ended December 31, 2015 and 2014 was approximately $28,403 and $143, respectively. The increase in interest expense in 2015 over 2014 is the result of interest expense and amortization of financing costs associated with convertible notes issued in the fourth quarter of 2015.

The following table illustrates the components of total interest expense for 2015 and 2014. The amounts stated are expressed in thousands.

	Year ended December 31,
	2015	2014
Interest expense on 2015 convertible notes	$25	$-
Amortized financing fees	2	-
Interest expense on capital lease obligation	1	-
	$28	$-

Other Income (Expense).  Other income for the year ended December 31, 2015 was approximately $1.9 million compared to an income of $29.2 million for the year ended December 31, 2014. The change in 2015 over 2014 is related to noncash adjustments to the warrant liability primarily driven by our decreased stock price, the expiration of certain warrants and reduced amount of time until the remaining warrants expire.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of and for each of the last two fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	Year Ended December 31,
Liquidity and capital resources	2015	2014

Cash and cash equivalents	$67	$7,948
Working capital	(3,903)	6,049
Stockholders’ deficit	(8,624)	(589)

	Year Ended December 31,
Cash flow data	2015	2014

Cash used in:
Operating activities	$(9,966)	$(18,806)
Investing activities	-	(20)
Financing activities	2,084	-
Net decrease in cash and cash equivalents	$(7,882)	$(18,826)

Our total cash resources as of December 31, 2015 were approximately $0.1 million compared to approximately $7.9 million as of December 31, 2014. As of December 31, 2015, we had approximately $9.0 million in liabilities (of which approximately $4.8 million represented non-cash derivative liabilities), and a deficit of approximately $3.9 million of net working capital. We realized a net loss of approximately $11.5 million and had negative cash flow from operating activities of approximately $10.0 million for the year ended December 31, 2015. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly conducting human clinical trials.

In October 2015, we received gross proceeds of $2.1 million from our sale and issuance of 6% Unsecured Convertible Promissory Notes (the “Notes”) pursuant to a note purchase agreement among us and several purchasers identified in such agreement. The Notes, which had a maturity date of October 21, 2016, accrued interest at the rate of six percent per annum. On January 12, 2016, the entire $2.1 million principal amount of the Notes and $28,652 of accrued interest thereunder were automatically converted into an aggregate of 6,081,858 shares of our common stock in connection with the 2016 Offering, as described below.

On January 12, 2016, we received gross proceeds of approximately $7.4 million, including approximately $2.1 million from the automatic conversion of the Notes and approximately $5.3 million in cash, from our sale and issuance of common stock pursuant to a stock purchase agreement among us and several purchasers identified in such agreement.

From inception through December 31, 2015, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our current development plans, we believe our existing cash resources, including the $2.1 million proceeds from the sale of the Notes in October 2015 and the proceeds from the 2016 Offering, are sufficient to fund our operations through approximately May 2016. However, based on the various options for future clinical studies of onapristone, AR-12 and AR-42, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Arie S. Belldegrun, M.D.	66	Chairman of the Board
Alexander Zukiwski, M.D.	58	Chief Executive Officer, Chief Medical Officer and Director
David M. Tanen	44	Secretary and Director
Stefan Proniuk, Ph.D.	45	Chief Development Officer
William F. Hamilton, Ph.D.	76	Director
Tomer Kariv	54	Director
Jay Moorin	64	Director
Yacov Reizman	64	Director
Steven B. Ruchefsky	54	Director

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

Alexander Zukiwski, M.D., joined Arno as Vice President and Chief Medical Officer in June 2011, was appointed to serve as Arno’s Chief Executive Officer in July 2014 and was added to the Board of Directors in December 2014. Dr. Zukiwski has more than 15 years of experience in global oncology drug development and was most recently Executive Vice President, Clinical Research, and Chief Medical Officer at MedImmune, Inc. where he served until March 2011, leading the organization that was responsible for developing and implementing MedImmune’s clinical research, medical affairs and safety strategies. From 2002 until he joined MedImmune in 2007, Dr. Zukiwski held medical affairs and clinical development positions of increasing responsibility at Johnson & Johnson Pharmaceutical Research & Development, LLC (“JJPRD”), Centocor and Ortho Biotech, all Johnson & Johnson companies, including serving as therapeutic area head for oncology and acting head of oncology research and development. As Vice President, Head of Clinical Oncology, he was responsible for strategic oversight and portfolio management of therapeutic oncology, hematology and supportive care clinical development programs for JJPRD and Centocor’s oncology development group. Before joining Johnson & Johnson, Dr. Zukiwski held clinical oncology positions at Hoffmann-LaRoche, Glaxo Wellcome and Rhone- Poulenc Rorer. Dr. Zukiwski received a bachelor’s degree in pharmacy from the University of Alberta and a Doctor of Medicine degree from the University of Calgary. He conducted his post-graduate training at St. Thomas Hospital Medical Center in Akron, Ohio and the University of Texas, M.D. Anderson Cancer Center.

David M. Tanen is a co-founder of Arno and has served as a director and its secretary since its inception. Mr. Tanen also served as Arno’s President from June 2009 until April 2011. Mr. Tanen also serves as an Officer and Director of Riverbank Capital Securities, Inc., a broker dealer registered with FINRA (“Riverbank”), which engages in private placement activities for public and private companies, primarily in the life science sector, and which performed placement agent services for Arno in 2008 and 2010. Mr. Tanen also serves as an officer of the managing member of Two River Consulting, LLC, which has provided management, operational and other services to Arno. See “Certain Relationships and Related Transactions.” Prior to founding Two River, from October 1996 to September 2004, Mr. Tanen was a Director of Paramount BioCapital Investments, LLC, a biotechnology focused venture capital company. Mr. Tanen also served as a member of the General Partner of the Orion Biomedical Fund, LP. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law.

Stefan Proniuk, Ph.D. has over 17 years of experience in pharmaceutical product development. Since joining Arno in 2008, Dr. Proniuk has assumed roles of increasing responsibility. In his current position, he is responsible for the preclinical, chemical and pharmaceutical development of Arno’s portfolio. Prior to joining Arno, Dr. Proniuk was at Neurocrine Biosciences where he was responsible for overseeing development programs from Phase I to III. His group was also responsible for the transition of discovery leads into development candidates of new chemical entities (NCEs). Prior to his work at Neurocrine, Dr. Proniuk worked at Cima Labs on the development and scale-up of fast dissolving tablet formulations. Throughout his career he has worked on multiple regulatory submissions and marketed products. Dr. Proniuk holds a Ph.D. degree in Pharmaceutical Sciences from the University of Arizona, an MBA with emphasis in Entrepreneurship from San Diego State University and a Diplom (FH) in Chemical Engineering from the University of Applied Sciences Isny, Germany.

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

Tomer Kariv a director of Arno since September 2010, is the co-founder and Chief Executive Officer of Pontifax, a group of Israeli based life sciences venture funds focusing on investments in development stage bio-pharmaceutical and med-tech technologies. Mr. Kariv serves as an active board member of many of the funds’ portfolio companies, assuming a special responsibility for strategic planning. Among others, Mr. Kariv serves as the Chairman of Check-Cap Ltd and as the Chairman of Macrocure Ltd. During the 10 years prior to establishing Pontifax in 2004, Mr. Kariv played a key role in investing, managing and nurturing technology driven companies and startups and has held senior management positions at top Israeli financial institutions. Mr. Kariv practiced law with Sullivan & Cromwell, a leading corporate law firm in New York, and holds a B.A. in Economics from Harvard University and a J.D. from Harvard Law School.

Jay Moorin was appointed to Arno’s board of directors in January 2016. Since 1998, Mr. Moorin has served as a founding general partner of ProQuest Investments, a healthcare venture capital firm. From 1991 to 1998, Mr. Moorin served as president and chief executive officer of Magainin Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, and also served as chairman of its Board of Directors from 1996 to 1998. He is also currently Chairman of the Board of Eagle Pharmaceuticals, Inc., a publicly-traded specialty pharmaceutical company, serves on the Board of Directors of a private radiation therapy company and serves as a trustee of the Equinox Funds Trust. Previously, Mr. Moorin served as managing director of healthcare banking at Bear Stearns & Co. Inc. and vice president of marketing and business development at a division of the ER Squibb Pharmaceutical Company. Mr. Moorin held the position of adjunct senior fellow of the Leonard Davis Institute of Health Economics at the University of Pennsylvania from 1997 to 2012. Previously, Mr. Moorin served on the board of directors of numerous public and private healthcare companies. Mr. Moorin holds a B.A. in economics from the University of Michigan.

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

Experience, Qualifications, Attributes and Skills of Directors

We look to our directors to lead us through our continued growth as a clinical-stage public biopharmaceutical company. We believe our directors bring their leadership experience from a variety of life science companies and professional backgrounds which we require to continue to grow and bring value to our stockholders. Messrs. Kariv, Moorin, Reizman, Ruchefsky and Tanen have venture capital or investment banking backgrounds and offer expertise in financing and growing small companies, particularly small biopharmaceutical and life science companies. Each of Drs. Belldegrun and Hamilton and Messrs. Moorin and Tanen have significant experience with early stage private and public companies and bring depth of knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process. Dr. Belldegrun’s medical background and experience serving as an investigator in clinical trials of oncology drug candidates allows him to contribute significant medical and scientific expertise. Dr. Zukiwski’s extensive drug development experience and his current position as our Chief Executive Officer and Chief Medical Officer allow him to provide a unique insight into our development and growth. As a result of his academic experience and his prior service on the audit committees of several publicly-traded life sciences companies, Dr. Hamilton also brings extensive finance, accounting and risk management knowledge to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors and persons who are the beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no applicable filings were required, we believe that all such filings were filed on a timely basis for the fiscal year ended December 31, 2015.

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

Executive Compensation

The following table sets forth all of the compensation for the 2015 and 2014 fiscal years awarded to, earned by or paid to (i) our principal executive officer during the fiscal year ended December 31, 2015; (ii) the only other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2015 and who received in excess of $100,000 in total compensation during such fiscal year and (iii) one additional individual who received in excess of $100,000 in total compensation during the fiscal year ended December 31, 2015 but was not serving as an executive officer at the end of such fiscal year. We refer to these individuals as our named executive officers.

		Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Alexander A. Zukiwski, M.D. (3)	2015	435,000	108,750	-	12,000	555,750
Chief Executive Officer and Chief Medical Officer	2014	424,320	190,944	1,551,440	12,000	2,178,704

Stefan Proniuk, Ph.D.	2015	256,250	42,075	-	-	298,325
Chief Development Officer	2014	230,200	76,378	374,886	-	681,464

Lawrence A. Kenyon (4)	2015	230,208	-	-	8,500	238,708
Former Chief Operating Officer and Chief Financial Officer	2014	234,455	77,324	375,100	10,250	697,129

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation- Stock Compensations”.

(2)	All Other Compensation amounts represent automobile allowance.

(3)	Dr. Zukiwski was appointed to the additional role of Chief Executive Officer in July 2014.

(4)	Mr. Kenyon was hired to serve as our Chief Financial Officer in February 2014 and was subsequently appointed to the additional role of Chief Operating Officer in July 2014. Mr. Kenyon resigned his employment with Arno effective as of September 15, 2015.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Alexander Zukiwski, M.D.

Chief Executive Officer and Chief Medical Officer

Dr. Zukiwski’s employment with us is governed by an employment agreement dated June 22, 2011. The term of the agreement expires on June 22, 2015, subject to automatic renewal for successive one-year periods until either party provides the other party with at least 90 days’ prior written notice of nonrenewal. Pursuant to the employment agreement, Dr. Zukiwski was entitled to an initial annualized base salary of $375,000, which was subsequently increased to $394,000 for 2012, to $408,000 for 2013, to $424,320 for 2014 and to $435,000 for 2015. The employment agreement further provides that, subject to the successful achievement of specific performance objectives to be established by the Board, Dr. Zukiwski will be eligible to receive an annual performance bonus of up to 50% of his annualized base salary. For 2014 our Board awarded Dr. Zukiwski a performance bonus of $190,944, representing 90% of his target bonus. For 2015 our Board awarded Dr. Zukiwski a performance bonus of $108,750, representing 50% of his target bonus. Pursuant to his employment agreement, we also agreed to reimburse Dr. Zukiwski in an amount up to $200,000 for expenses incurred in connection with the relocation of Dr. Zukiwski’s primary residence to the northern New Jersey area, which amounts are subject to repayment as described in the employment agreement in the event of Dr. Zukiwski’s voluntary termination of his employment (other than for “Good Reason,” as defined in the employment agreement) or Arno’s termination of his employment for “Cause” (as defined in the employment agreement).

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

Stefan Proniuk, Ph.D.

Chief Development Officer

Dr. Proniuk’s employment with us is governed by a letter agreement dated January 31, 2008, as amended on August 22, 2010. The letter agreement initially provided for Dr. Proniuk’s employment as our Director of Product Development on an at-will basis. Dr. Proniuk was subsequently promoted to Vice President of Product Development in January 2012 and as our Chief Development Officer in October 2014. Dr. Proniuk’s agreement provided for an annual base salary of $150,000, subject to increases; his base salary was increased to $215,000 effective January 1, 2013, $223,600 effective January 1, 2014 and to $255,000 effective October 1, 2014. In addition, the letter agreement provides that Dr. Proniuk is eligible to receive an annual performance bonus of up to 15% of his base salary upon the successful completion of annual corporate and individual milestones, which target percentage was subsequently increased to 25% on January 1, 2010, to 33% on January 1, 2012, and, solely with respect to the 2013 fiscal year, was increased to 50%. Since January 1, 2014, Dr. Proniuk’s target percentage has been 33%. For 2014, our Board awarded Dr. Proniuk a performance bonus of $76,378, representing 100% of his target bonus. For 2015, our Board awarded Dr. Proniuk a performance bonus of $42,075, representing 50% of his target bonus.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at December 31, 2015:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise	Option
Name	Exercisable	Unexercisable	Price ($)	Expiration Date

Alexander A. Zukiwski, M.D.	109,375	-	2.40	6/22/2021	(1)
	55,736	-	2.40	6/22/2021	(2)
	36,562	-	2.40	1/14/2023	(3)
	12,187	-	2.40	1/14/2023	(4)
	219,714	96,975	2.40	11/4/2023	(5)
	422,334	288,967	2.90	1/24/2024	(6)

Stefan Proniuk, Ph. D.	17,187	-	2.40	6/22/2021	(7)
	7,191	-	2.40	6/22/2021	(8)
	10,000	-	2.40	9/19/2021	(9)
	6,875	-	2.40	1/14/2023	(10)
	2,291	-	2.40	1/14/2023	(11)
	31,736	13,965	2.40	11/4/2023	(12)
	102,051	69,826	2.90	1/24/2024	(13)

Lawrence A. Kenyon	97,757	-	2.23	3/31/2016	(14)

(1)	Options granted June 22, 2011 relating to an aggregate of 109,375 shares, of which 25% vested on the first anniversary of the grant date and the remainder vested in 24 equal monthly installments thereafter.

(2)	Options granted June 22, 2011 relating to an aggregate of 109,375 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the board of directors.

(3)	Options granted January 14, 2013 relating to an aggregate of 36,562 shares, of which one-third vested immediately and the remainder vest in 24 equal monthly installments thereafter, commencing January 31, 2013.

(4)	Options granted January 14, 2013 relating to an aggregate of 36,562 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the board of directors.

(5)	Options granted November 4, 2013 relating to an aggregate of 316,389 shares and vesting in 36 equal monthly installments commencing December 4, 2013.

(6)	Options granted January 24, 2014 relating to an aggregate of 711,301 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(7)	Options granted June 22, 2011 relating to an aggregate of 17,187 shares, of which 3,125 shares vested immediately and, of the remaining shares, 25% vested on the first anniversary of the grant date, with the remainder vesting in 24 equal monthly installments thereafter.

(8)	Options granted June 22, 2011 relating to an aggregate of 14,062 shares and vesting up to one-third in each calendar year, or a pro-rata portion thereof for a period less than a full year, at the discretion of the board of directors.

(9)	Options granted Sept 19, 2011 relating to an aggregate of 10,000 shares, of which 50% vested immediately and the remainder vested in 24 equal monthly installments commencing October 19, 2011.

(10)	Options granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and the remainder vested in 24 equal monthly installments thereafter, commencing January 31, 2013.

(11)	Options granted January 14, 2013 relating to an aggregate of 6,875 shares, of which one-third vested immediately and up to one-half of the remainder vest annually based on the achievement of performance milestones as determined by the board of directors.

(12)	Options granted November 4, 2013 relating to an aggregate of 45,701 shares and vesting in 36 equal monthly installments commencing December 4, 2013.

(13)	Options granted January 24, 2014 relating to an aggregate of 171,877 shares, of which 25% vested on the first anniversary of the grant date and the remainder vest in 24 equal monthly installments thereafter.

(14)	Options granted February 24, 2014 relating to an aggregate of 223,445 shares, of which 25% vested on the first anniversary of the grant date and the remainder were scheduled to vest in 24 equal monthly installments thereafter. However, Mr. Kenyon resigned as Arno’s Chief Operating Officer and Chief Financial Officer effective as of September 15, 2015, and all future vesting of Mr. Kenyon’s options ceased as of such date. Mr. Kenyon’s options will remain exercisable, to the extent vested as of his resignation, until their termination on March 31, 2016.

Director Compensation

Prior to October 7, 2013, our non-employee directors were entitled to receive the following in consideration for their service on the Board: (1) an annual retainer of $25,000; (2) a stock option grant of 3,750 shares of the Company’s common stock upon their initial appointment or election to the Board; and (3) an annual stock option grant of 1,250 shares of the Company’s common stock. In addition, any non-employee director designated as chairman of the Board was entitled to an annual retainer of $10,000, the chair of the Board’s audit committee was entitled to an additional annual retainer of $8,000, and the chairs of the Board’s compensation and nominating & corporate governance committees were entitled to annual retainers of $4,000. In addition, as our chairman, Dr. Belldegrun received an annual retainer equal to $150,000. Stock options awarded to our non-employee directors have a 10-year term, vest in three equal annual installments commencing on the first anniversary of the grant date, and have an exercise price equal to the fair market value of the Company’s common stock on the grant date. The Board deferred granting its annual stock options for 2015.

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

In addition to the stock options issuable pursuant to the non-employee director compensation plan adopted on October 7, 2013, on November 4, 2013, the Board approved grants under the 2005 Plan of 10-year stock options to Dr. Belldegrun and Mr. Ruchefsky to purchase 3,422,300 and 136,896 shares of our common stock, respectively, which amounts represent 5.0% and 0.20%, respectively, of our fully-diluted outstanding shares of common stock on such grant date. Such additional stock option grants are subject to the same terms and conditions as the initial option grants issuable to our non-employee directors, as described above. Further, our board of directors authorized the grants of additional 10-year stock options to Mr. Ruchefsky, subject to his continued service, to purchase a number of shares of our common stock equal to 0.20% and 0.10%, respectively, of the then fully-diluted outstanding shares of our common stock. Each of the additional stock options would be granted to Mr. Ruchefsky on November 4, 2014 and November 4, 2015, respectively, and shall vest and become exercisable in 36 equal monthly installments commencing on the first month anniversary of the applicable grant date, shall be exercisable at the then fair market value of the common stock (as determined in accordance with our stock option pricing policy in effect on the date of grant), and shall vest and become exercisable upon a change of control, as described in the 2005 Plan. In accordance with such arrangement, on November 4, 2014, Mr. Ruchefsky was granted an option to purchase 136,784 shares of our common stock at an exercise price of $0.85 per share, and on November 4, 2015, Mr. Ruchefsky was granted an option to purchase 48,399 shares of our common stock at an exercise price of $0.36 per share.

The following table sets forth the compensation earned or paid to our directors for their service in 2015.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name and Principal Position	($)	($)(1)(2)	($)

Arie S. Belldegrun, M.D.	150,000	-	150,000
William F. Hamilton, Ph. D.	62,843	-	62,843
Tomer Kariv	54,000	-	54,000
Yacov Reizman	54,500	-	54,500
Steven B. Ruchefsky	65,000	12,187	77,187
David M. Tanen	50,500	-	50,500

(1)	Except as otherwise noted, amounts reflect the grant date fair value of stock awards and option awards granted under the Company’s 2005 Stock Option Plan, computed pursuant to Financial Accounting Standards Board’s Accounting Standards Codification 718 “Compensation- Stock Compensations”.

(2)	As of December 31, 2015, the aggregate number of option awards outstanding for each director was as follows; Arie S. Bellegrun, M.D., options to purchase 3,692,666 shares; William F. Hamilton, Ph. D., options to purchase 107,672 shares; Tomer Kariv, options to purchase 106,422 shares; Yacov Reizman, options to purchase 106,422 shares; Steven B. Ruchefsky, options to purchase 428,501 shares; David M. Tanen, options to purchase 105,172 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act) of our common stock as of March 30, 2016 by: (i) each of our current directors, (ii) each of our “named executive officers,” as defined above under “Executive Compensation,” (iii) all of our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our common stock. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares. Except as otherwise indicated, the address of each of our executive officers and directors identified below is 200 Route 31 North, Suite 104, Flemington, New Jersey 08822.

Name of Beneficial Owner	No. Shares of Common Stock Beneficially Owned (1)	Percent of Class (1)
Arie S. Belldegrun, M.D. (2)	8,439,145	18.0
Alexander Zukiwski (3)	1,534,526	3.6
Lawrence A. Kenyon (4)	97,757	*
David M. Tanen (5)	646,182	1.6
Stefan Proniuk, Ph.D. (6)	245,090	*
William F. Hamilton, Ph.D. (7)	157,283	*
Tomer Kariv (8)	4,855,497	11.1
Yacov Reizman (9)	133,299	*
Steven B. Ruchefsky (10)	7,575,364	17.0
Jay Moorin (11)	652,707	1.6
All current executive officers and directors as a group (9 persons)	24,239,093	45.0

Pontifax (8)	4,855,497	11.1
Commercial Street Capital, LLC (10)	7,575,364	17.0
Bonderman Family LP (12)(13)	5,729,305	9.9
Green Fields Offshore Inc. (14)	3,506,448	8.0
OPKO Health, Inc. (15)	3,105,249	7.2
Perceptive Life Sciences Master Fund, Ltd. (12)(16)	12,415,496	9.9
Quantum Partners LP (12)(17)	14,885,565	9.9
Sabby Management, LLC (12)(18)	4,434,692	9.9
Auriga Investors (19)	2,236,485	5.3
Ronald I. Dozoretz (20)	3,039,469	7.2

* represents less than 1%.

(1)	Based upon 41,562,613 issued and outstanding shares of our common stock as of March 30, 2016. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Act, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.
(2)	Beneficial ownership includes: (i) 3,115 shares of our common stock and 3,099,450 shares issuable upon the exercise of stock options held by Dr. Belldegrun; (ii) 379,294 shares of our common stock, 428,920 shares issuable upon the exercise of 2012 Series A Warrants, and 350,467 shares issuable upon the exercise of 2013 Series D Warrants held by Arie and Rebecka Belldegrun as Trustees of the Belldegrun Family Trust dated February 18, 1994; (iii) 1,548,543 shares of our common stock and 245,096 shares issuable upon the exercise of 2012 Series A Warrants held by the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan; (iv) 858,095 shares of our common stock and 194,702 shares issuable upon the exercise of 2013 Series D Warrants held by Leumi Overseas Trust Corporation Limited (“Leumi”) as Trustee of the BTL Trust; (v) 254,887 shares of our common stock, 367,646 shares issuable upon the exercise of 2012 Series A Warrants, and 194,702 shares issuable upon the exercise of 2013 Series D Warrants held by Leumi as Trustee of the Tampere Trust; and (vi) 174,644 shares of our common stock, 183,822 shares issuable upon the exercise of 2012 Series A Warrants, and 155,762 shares issuable upon the exercise of 2013 Series D Warrants held by MDRB Partnership, L.P. (“MDRB”). Dr. Belldegrun is a beneficiary of each of the BTL Trust and the Tampere Trust and is the managing partner of MDRB. Dr. Belldegrun holds voting and/or dispositive power over the shares held by MDRB and the Arie S. Belldegrun M.D. Inc. Profit Sharing Plan. Richard J. Guillaume and John Le M Germain, directors of Leumi, hold voting and/or dispositive power over the shares held by Leumi as trustee of each of the BTL Trust and the Tampere Trust.

(3)	Beneficial ownership includes 261,832 shares of our common stock, 183,822 shares issuable upon the exercise of 2012 Series A Warrants, 77,880 shares issuable upon the exercise of 2013 Series D Warrants, and 1,010,992 shares issuable upon the exercise of stock options.
(4)	Beneficial ownership consists of shares issuable upon the exercise of stock options. Mr. Kenyon resigned as Arno’s Chief Operating Officer and Chief Financial Officer effective as of September 15, 2015, and all future vesting of Mr. Kenyon’s options ceased as of such date. Mr. Kenyon’s options will remain exercisable, to the extent vested as of his resignation, until their termination on March 31, 2016.
(5)	Beneficial ownership includes: (i) 171,712 shares of our common stock and 93,764 shares issuable upon the exercise of stock options held by Mr. Tanen; (ii) 362,015 shares of our common stock held by the David M. Tanen Revocable Trust (the “Tanen Trust”); and (iii) 18,691 shares held by Mr. Tanen’s minor children. Gregory Kiernan, the trustee of the Tanen Trust, holds voting and/or dispositive power over the shares held by the Tanen Trust.
(6)	Beneficial ownership includes 10,047 shares of our common stock, 24,508 shares issuable upon the exercise of 2012 Series A Warrants, and 210,535 shares issuable upon the exercise of stock options.
(7)	Beneficial ownership includes 22,079 shares of our common stock, 38,940 shares issuable upon the exercise of 2013 Series D Warrants, and 96,264 shares issuable upon the exercise of stock options.
(8)	The business address for Pontifax is 14 Shenkar Street, Herzeliya 46140 Israel. Beneficial ownership includes: (i) 95,014 shares issuable upon the exercise of stock options held by Mr. Kariv; and (ii) 2,756,183 shares of our common stock and 2,004,300 shares issuable upon the exercise of warrants held by affiliates of Pontifax, of which Mr. Kariv is chief executive officer. Mr. Kariv and Ran Nussbaum hold voting and/or dispositive power over the shares held by Pontifax.
(9)	Beneficial ownership includes: (i) 95,014 shares issuable upon the exercise of stock options held by Mr. Reizman; and (ii) 38,285 shares of our common stock held by FCC Ltd., of which Mr. Reizman is chairman and chief executive officer.
(10)	The business address for Commercial Street Capital LLC is 800 Westchester Avenue, Rye Brook, NY 10573. Beneficial ownership includes: (i) 285,552 shares issuable upon the exercise of stock options held by Mr. Ruchefsky; and (ii) 4,472,905 shares of our common stock and 2,816,907 shares issuable upon the exercise of warrants held by Commercial Street Capital, LLC, of which Mr. Ruchefsky is president. Mr. Ruchefsky holds voting and/or dispositive power over the shares held by Commercial Street Capital, LLC.
(11)	Beneficial ownership includes 642,858 shares of our common stock and 9,849 shares issuable upon the exercise of stock options.
(12)	Notwithstanding the number of shares of our common stock shown as beneficially owned by the security holder in the table above, the warrants held by the security holder provide that the security holder may not exercise such warrants to the extent that the security holder would beneficially own in excess of 9.99% of our outstanding common stock immediately after giving effect to such exercise.

(13)	The business address for Bonderman Family LP is 301 Commerce Street, Suite 3000, Fort Worth, TX 76102. Beneficial ownership includes 2,336,448 shares issuable upon the exercise of warrants. Leonard Potter holds voting and/or dispositive power over the shares held by Bonderman Family LP.
(14)	The business address for Green Fields Offshore, Inc. is Four Seasons Residences, Spring 19D, Jl. Setiabudi Tengah, Jakarta, 12910 Indonesia. Beneficial ownership includes 2,405,968 shares issuable upon the exercise of warrants. Anton Linderum holds voting and/or dispositive power over the shares held by Green Fields Offshore, Inc.
(15)	The business address for OPKO Health, Inc. is 4400 Biscayne Blvd., Miami, FL 33137. Beneficial ownership includes 1,557,631 shares issuable upon the exercise of warrants. Steven Rubin holds voting and/or dispositive power over the shares held by OPKO Health, Inc.
(16)	The business address for Perceptive Life Sciences Master Fund Ltd. is 499 Park Avenue, 25th Floor New York, NY 10022. Beneficial ownership includes 9,145,061 shares issuable upon the exercise of warrants. Joseph Edelman holds voting and/or dispositive power over the shares held by Perceptive Life Sciences Master Fund Ltd.
(17)	The business address for Quantum Partners LP is 888 Seventh Avenue, New York, NY 10106. Beneficial ownership includes 10,812,150 shares issuable upon the exercise of warrants. Soros Fund Management LLC (“SFM”) serves as principal investment manager to Quantum Partners LP. As such, SFM has been granted investment discretion over portfolio investments, including the shares reported in the table above, held for the account of Quantum Partners LP. George Soros serves as Chairman of SFM and Robert Soros serves as President and Deputy Chairman of SFM.
(18)	The business address for Sabby Management, LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. Beneficial ownership includes: (i) with respect to Sabby Healthcare Master Fund, Ltd., 1,204,900 shares of our common stock, 1,531,861 shares issuable upon the exercise of 2012 Series A Warrants, and 584,112 shares issuable upon the exercise of 2013 Series D Warrants; and (ii) with respect to Sabby Volatility Warrant Master Fund, Ltd., 919,117 shares issuable upon the exercise of 2012 Series A Warrants, and 194,702 shares issuable upon the exercise of 2013 Series D Warrants. Sabby Management, LLC serves as the investment manager of each of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Funds”). Hal Mintz is the manager of Sabby Management, LLC. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the shares held by the Sabby Funds except to the extent of its pecuniary interest therein.
(19)	The business address for Auriga Investors is 5-Rue Jean Monnet, L-2180 Luxembourg. Beneficial ownership includes: (i) 25,000 shares of our common stock and 46,728 shares issuable upon the exercise of warrants held by Auriga Global Investors SV, SA; (ii) 811,222 shares of our common stock and 919,117 shares issuable upon the exercise of warrants held by A.I. Montserrat Global Fund; and (iii) 434,418 shares of our common stock held by Montserrat Healthcare Fund. Dr. Raj Mehra holds voting and/or dispositive power over the shares held by Auriga Global Investors SV, SA, A.I. Montserrat Global Fund, and Montserrat Healthcare Fund.
(20)	Mr. Dozoretz’s business address is 240 Corporate Blvd., Suite 110, Norfolk, VA 23502. Beneficial ownership includes: (i) 2,142,857 shares of our common stock held by Mr. Dozoretz, and (ii) 312,500 shares of our common stock and 584,112 shares issuable upon the exercise of warrants held by FHC Stock Holdings, LLC. Mr. Dozoretz holds voting and/or dispositive power over the shares held by FHC Stock Holdings, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

We grant stock options and other equity incentive awards pursuant to our 2005 Stock Option Plan (the “Plan”), which has been approved by our stockholders. The following table sets forth certain information as of December 31, 2015 with respect to the Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders:
2005 Stock Option Plan	7,027,658	$2.57	4,087,657

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	7,027,658	$2.57	4,087,657

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

Director Independence

In determining whether the members of our board of directors and its committees are independent, we have elected to use the definition of “independence” set forth in the listing standards of the NASDAQ Stock Market. After considering all relevant relationships and transactions, our board of directors, in consultation with legal counsel, has determined that Messrs. Kariv, Moorin, Reizman, Ruchefsky and Dr. Hamilton are “independent” within the meaning of the applicable listing standard of the NASDAQ Stock Market. Mr.Tanen, Dr. Belldegrun and Dr. Zukiwski are not independent, as defined by applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Crowe Horwath LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31, 2015 and 2014:

Fee Category	2015 Fees	2014 Fees

Audit Fees (1)	121,000	119,500
Audit -Related Fees (2)	1,240	13,986
Tax Fees (3)	7,852	10,775
All Other Fees (4)	2,787	785

Total Fees	132,879	145,046

(1)	Audit Fees consist of fees related to professional services rendered during 2015 and 2014 in connection with the audit our annual financial statements, the reviews of the interim financial statements included in each of our Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.”

(3)	Tax Fees consist of fees related to professional services rendered for tax compliance, tax advice, tax return preparation and tax planning.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm, other than those disclosed above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has engaged Crowe Horwath LLP as our independent registered public accounting firm for our 2015 fiscal year.  At present, the Audit Committee approves each engagement for audit or non-audit services before the Company engages its independent public accountants to provide those services.  The Audit Committee has not established any pre-approval policies or procedures that would allow the Company’s management to engage its independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by the Company’s independent auditors for fiscal year 2015 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated March 5, 2008, by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed March 6, 2008).
2.2	Amendment No. 1 dated May 12, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
2.3	Amendment No. 2 dated May 30, 2008 to Agreement and Plan of Merger by and among Laurier International, Inc., Laurier Acquisition, Inc. and Arno Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Registration Statement on Form S-1 filed July 31, 2008, SEC File No. 333-152660).
3.1	Amended & Restated Certificate of Incorporation of Arno Therapeutics, Inc. as amended through October 29, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed October 2, 2002, SEC File No. 333-100259).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 9, 2008).
4.2	Form of Series A Warrant issued to investors in November 2012 private placement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed November 27, 2012).
4.3	Form of Placement Agent Warrant issued in November 2012 private placement (incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
4.4	Form of Series C Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 30, 2013).
4.5	Form of Series D Warrant issued October 29, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed October 30, 2013).
4.6	Form of Unsecured Convertible Promissory Note issued October 21, 2015 (incorporated by reference to Exhibit B of Exhibit 10.1 of the Registrant’s Form 8-K filed October 26, 2015).
10.1	Letter agreement dated January 31, 2008 between Arno Therapeutics, Inc. and Stefan Proniuk (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 29, 2013, SEC File No. 333-185690).*
10.2	Arno Therapeutics, Inc. 2005 Stock Option Plan, as amended through October 29, 2013 (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.3	Form of stock option agreement for use under Arno Therapeutics, Inc. 2005 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 9, 2008).*
10.4	License Agreement dated January 3, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed June 9, 2008).+
10.5	License Agreement dated January 9, 2008 between Arno Therapeutics, Inc. and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed June 9, 2008).+
10.6	Form of Securities Purchase and Registration Rights Agreement dated September 3, 2010 among Arno Therapeutics, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 filed November 8, 2010, SEC File No. 333-170474).
10.7	Letter agreement dated August 22, 2010 between Arno Therapeutics, Inc. and Stefan Proniuk (incorporated by reference to Exhibit 10.12 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 29, 2013, SEC File No. 333-185690).*
10.8	Employment Agreement by and between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 28, 2011).*

10.9	Stock Option Agreement (Employment Options) between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.10	Stock Option Agreement (Performance Options) between Arno Therapeutics, Inc. and Alexander Zukiwski, dated June 22, 2011 (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011).*
10.11	Exclusive License Agreement dated February 13, 2012 between Arno Therapeutics, Inc. and Invivis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2012).+
10.12	Form of Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 27, 2012).
10.13	Form of Registration Rights Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed November 27, 2012).
10.14	Amendment No. 1 dated December 13, 2012 to Securities Purchase Agreement dated November 26, 2012 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 filed December 26, 2012, SEC File No. 333-185690).
10.15	Form of Joint Amendment to Securities Purchase Agreement and Registration Rights Agreement, dated March 25, 2013 among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2013, SEC File No. 333-185690).
10.16	Summary of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 11, 2013).*
10.17	Securities Purchase Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 30, 2013).
10.18	Registration Rights Agreement dated October 29, 2013, among Arno Therapeutics, Inc. and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed October 30, 2013).
10.19	Amendment No. 2 dated October 29, 2013, to Securities Purchase Agreement and Registration Rights Agreement, each dated November 26, 2012, among Arno Therapeutics, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed October 30, 2013).
10.20	Agreement dated October 29, 2013, between Arno Therapeutics, Inc., OPKO Health, Inc. and Frost Group, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed October 30, 2013).
10.21	Form of stock option agreement for use under the Registrant’s 2005 Stock Option Plan beginning November 4, 2013 (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.22	Master Development and Commercialization Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 6, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
10.23	License Agreement, dated effective as of December 23, 2013, between Arno Therapeutics, Inc. and Leica Biosystems Newcastle Ltd. entered into on January 8, 2014 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).+
10.24	Exclusive Patent License Agreement, dated February 26, 2014, between Arno Therapeutics, Inc. and the Regents of the University of Minnesota (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).+
10.25	Employment Agreement between Arno Therapeutics, Inc. and Lawrence A. Kenyon, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 27, 2014).*
10.26	Form of Convertible Note Purchase Agreement entered into on October 21, 2015, between the Company and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 26, 2015).
10.27	Amendment No. 2, dated as of May 15, 2015, to License Agreement between Arno Therapeutics, Inc. and The Ohio State Innovation Foundation (formerly, The Ohio State Research Foundation), entered into on July 9, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015). +
10.28	Form of Stock Purchase Agreement dated January 12, 2016, among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 13, 2016).
10.29	Form of Registration Rights Agreement dated January 12, 2016, among the Company and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed January 13, 2016).
10.30	Arno Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 17, 2016).
10.31	Form of Incentive Stock Option Agreement - 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed March 17, 2016).
10.32	Form of Nonqualified Stock Option Agreement - 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed March 17, 2016).
10.33	Form of Restricted Stock Agreement - 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed March 17, 2016).
10.34	Form of Restricted Stock Unit Agreement - 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed March 17, 2016).
23.1	Consent of Crowe Horwath LLP
24.1	Power of Attorney (included on signature page hereof).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations for the years ended December 31, 2015 and 2014 (iii) Statement of Stockholders’ Equity (Deficiency) for the years ended December 31, 2015 and 2014 (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Financial Statements.

+	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

ARNO THERAPEUTICS, INC.

By:	/s/ Alexander Zukiwski
Alexander Zukiwski Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alexander Zukiwski, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Zukiwski	Chief Executive Officer and Director	March 30, 2016
Alexander Zukiwski	(Principal Executive Officer and Principal Financial Officer)

/s/ Arie S. Belldegrun, M.D.	Chairman of the Board	March 30, 2016
Arie S. Belldegrun, M.D.

/s/ William F. Hamilton, Ph.D.	Director	March 30, 2016
William F. Hamilton, Ph.D.

/s/ Tomer Kariv	Director	March 30, 2016
Tomer Kariv

/s/ Jay Moorin	Director	March 30, 2016
Jay Moorin

/s/ Yacov Reizman	Director	March 30, 2016
Yacov Reizman

/s/ Steven B. Ruchefsky	Director	March 30, 2016
Steven B. Ruchefsky

/s/ David M. Tanen	Secretary and Director	March 30, 2016
David M. Tanen

ARNO THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders

Arno Therapeutics, Inc.

Flemington, New Jersey

We have audited the accompanying balance sheets of Arno Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended are in conformity with U.S. generally accepted accounting principles.

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

/s/ Crowe Horwath LLP

New York, New York

March 30, 2016

ARNO THERAPEUTICS, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$66,988	$7,948,436
Prepaid expenses and other current assets	260,694	258,046

Total current assets	327,682	8,206,482

Property and equipment, net	23,103	30,730
Security deposit	10,455	10,455

Total assets	$361,240	$8,247,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,010,215	$742,448
Accrued expenses and other current liabilities	1,124,690	1,410,293
Convertible notes, net of financing costs of $10,091	2,089,909	-
Capital lease obligation- short term	3,853	3,322
Deferred rent	1,910	1,048

Total current liabilities	4,230,577	2,157,111

Capital lease obligation- long term	4,070	7,923
Derivative liabilities	4,750,687	6,671,524

Total liabilities	8,985,334	8,836,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 20,408,616 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	5,469	5,469
Additional paid-in capital	84,665,390	81,192,630
Accumulated deficit	(93,294,953)	(81,786,990)

Total stockholders’ deficit	(8,624,094)	(588,891)

Total liabilities and stockholders’ deficit	$361,240	$8,247,667

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Operating expenses:
Research and development	$8,653,008	$14,840,302
General and administrative	4,758,803	6,653,024

Total operating expenses	13,411,811	21,493,326

Loss from operations	(13,411,811)	(21,493,326)

Other income/(expense):
Interest income	7,658	41,954
Interest expense	(28,403)	(143)
Other income, net	1,924,593	29,222,282

Total other income/(expense)	1,903,848	29,264,093

Net income/(loss)	$(11,507,963)	$7,770,767

Net income/(loss) per share - basic	$(0.56)	$0.38

Weighted-average shares outstanding- basic	20,408,616	20,381,554

Net income/(loss) per share - diluted	$(0.56)	$0.31

Weighted-average shares outstanding- diluted	20,408,616	24,809,995

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2014	-	-	20,370,331	5,465	76,668,966	(89,557,757)	(12,883,326)

Net income	-	-	-	-	-	7,770,767	7,770,767

Stock based compensation for services	-	-	-	-	4,523,668	-	4,523,668

Issuance of Common Stock	-	-	38,285	4	(4)		0

Balance at December 31, 2014	-	-	20,408,616	$5,469	$81,192,630	$(81,786,990)	$(588,891)

Net loss	-	-	-	-	-	(11,507,963)	(11,507,963)

Stock based compensation for services	-	-	-	-	3,472,760	-	3,472,760

Balance at December 31, 2015	-	-	20,408,616	$5,469	$84,665,390	$(93,294,953)	$(8,624,094)

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income/(loss)	$(11,507,963)	$7,770,767

Adjustment to reconcile net income/(loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,627	12,586
Stock-based compensation	3,472,760	4,523,668
Change in fair value of derivative liability	(1,920,837)	(29,193,357)
Amortization of financing costs	2,437
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,648)	(171,780)
Accounts payable	267,767	(2,199,550)
Accrued expenses	(285,603)	485,038
Deferred rent	862	(6,749)
Due to related party	-	(26,039)

Net cash used in operating activities	(9,965,598)	(18,805,416)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,096)
Net cash used in investing activities	-	(20,096)

Cash flows from financing activities:
Payment of capital lease obligation	(3,322)	(255)
Convertible notes financing issuance costs	(12,528)	-
Proceeds from issuance of convertible notes payable	2,100,000	-
Net cash provided by financing activities	2,084,150	(255)

Net decrease in cash and cash equivalents	(7,881,448)	(18,825,767)
Cash and cash equivalents at beginning of period	7,948,436	26,774,203

Cash and cash equivalents at end of period	$66,988	$7,948,436

Supplemental schedule of cash flows information:

Cash paid for interest	$1,139	$143

Supplemental schedule of non-cash investing and financing activities:

Acquisition of equipment pursuant to capital leases	$-	$11,500

See accompanying notes to financial statements

ARNO THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

2. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of December 31, 2015 were approximately $0.1 million, compared to approximately $7.9 million as of December 31, 2014. Based on resources at December 31, 2015, including the proceeds received from its recent financing transactions and the current plan of expenditure for continuing the development of the Company’s current product, the Company believes that it has sufficient capital to fund its operations through approximately May 2016. The Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or from a transaction in which it would license rights to its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations through May 2016 and beyond, management can provide no assurances that the Company will be successful in raising sufficient funds.

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

(c) Convertible Notes Financing Fees

Finance costs relating to the convertible notes issued are recorded as a direct reduction of the liability and amortized to interest expense over the expected term using the effective interest method.

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

Description	Estimated Useful Life

Office equipment and furniture	5 to 7 years
Leasehold improvements	3 years
Computer equipment	3 years
Equipment under capitalized lease	Over life of lease

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(k) Basic and Diluted Income/(Loss) per Common Share

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

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income/(loss) per share.

	Year Ended December 31,
	2015	2014

Numerator:
Net income/(loss)	$(11,507,963)	$7,770,767

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income/(loss) per share	20,408,616	20,381,554

Effect of dilutive securities:

Warrants to purchase common stock	-	4,428,441

Weighted-average shares of common stock outstanding used in the calculation of diluted net income/(loss) per share	20,408,616	24,809,995

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

As of December 31, 2015 and 2014, potentially dilutive securities include:

	Year Ended December 31,
	2015	2014

Warrants to purchase common stock	4,455,231	4,455,231

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net income/(loss) per share if their effect is anti-dilutive. In addition to the potentially dilutive securities, the aggregate number of common equivalent shares (related to options, warrants and convertible debentures) that have been excluded from the computations of diluted net income/(loss) per common share at December 31, 2015 and 2014 were 30,563,107 and 50,867,639, respectively, as their exercise prices are greater than the fair market price per common share as of December 31, 2015 and 2014, respectively.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2015 and 2014 respectively. In addition, the Company had no amounts accrued for interest and penalties as of December 31, 2015 and 2014, respectively.

(n) Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements- Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable.  ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company will be evaluating the impact, if any, that the standard will have on its financial condition, results of operations, and disclosures in the near future.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest- Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Accordingly, the standard is effective for the Company on December 15, 2015. The Company adopted ASU 2015-03 as for the fiscal year 2015 and has reported financing costs as a direct reduction from the carrying amount of convertible notes. The Company’s addition of the standard did not have a material impact on its financial condition, results of operations and disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The new standard requires all companies to prospectively classify all deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 will be effective for public entities on January 1, 2017. However, early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments” (“ASU 2016-01”). Equity investments not accounted for under the equity method of accounting will be measured at fair value, with changes in fair value recognized in current earnings. ASU 2016-01 becomes effective for fiscal years beginning after December 15, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial statements, results of operations or related financial statement disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Leasees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. ASU 2016-02 becomes effective for the Company on January 1, 2019, and early adoption is permitted upon issuance. The Company is evaluating the potential impact of adopting this standard on its financial statements.

5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Computer equipment and software	$17,721	$17,721
Office furniture and equipment	72,338	72,338
Leasehold improvements	8,449	8,449
Capital leases- equipment	11,500	11,500
Total property and equipment	110,008	110,008
Accumulated depreciation	(86,905)	(79,278)
Total property and equipment, net	$23,103	$30,730

Depreciation expense for the years ended December 31, 2015 and 2014 was $7,627 and $12,586, respectively.

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

In 2008, pursuant to the Company’s license agreements for AR-12 and AR-42, the Company made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, the Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the United States, Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan.  In September 2009, the Company paid Ohio State a milestone payment upon the commencement of the first Company-sponsored Phase I clinical study of AR-12.  The first milestone payment for AR-42 will be due when the first patient is dosed in the first Company-sponsored clinical trial, which is not expected to occur in 2013. Pursuant to the license agreements for AR-12 and AR-42, the Company must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent the Company enters into a sublicensing agreement relating to either or both of AR-12 or AR-42, the Company will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee. The Company was not required to make any milestone payments during 2015 and does not expect to be required to make any milestone payments under these license agreements during 2016.

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

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Accrued research and development expenses	$902,723	$744,240
Accrued compensation and related benefits	197,457	407,497
Accrued severance	-	250,605
Accrued interest on convertible notes	24,510	-
Accrued other expenses	-	7,951
	$1,124,690	$1,410,293

8. CONVERTIBLE NOTES PAYABLE

On October 21, 2015, the Company issued a 6% convertible promissory note (the “6% Note”) in the principal amount of $2,100,000 with an original maturity date of October  21, 2016. The 6% Note was mandatorily convertible into shares of the Company’s equity securities upon the closing of a financing in which the Company received cumulative gross proceeds of at least $3,500,000 (a “Qualified Financing”), including the $2,100,000 from notes purchase, through the issuance of shares of its equity securities or any securities convertible or exchangeable for equity securities, of one or more series (“Equity Securities”). Contemporaneously with the closing of a Qualified Financing, the outstanding principal of the 6% Note and all accrued but unpaid interest would automatically convert into the same kind of validly issued, fully paid and non-assessable Equity Securities as issued in the Qualified Financing at a conversion price equal to the per share or unit purchase price of the Qualified Financing. The Company incurred $12,528 of issuance costs related to the 6% Note.

The principal balance, unamortized financing costs and net carrying amount of the 6% Note was as follows at December 31, 2015:

	Principal	Unamortized Debt Issuance Costs	Net Carrying Amount

6% convertible notes, due October 21, 2016	$2,100,000	$10,091	$2,089,909

As of December 31, 2015, the Company had $24,510 in accrued and unpaid interest. See Note 14 for the subsequent conversion of the 6% Note in January 2016.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2015.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2015:

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2012 Series A	$1,753,969	$-	$-	$1,753,969
Warrant liability - 2012 placement agent	7,661	-	-	7,661
Warrant liability - 2013 Series D	2,985,512	-	-	2,985,512
Warrant liability - 2013 placement agent	3,545	-	-	3,545

Total	$4,750,687	$-	$-	$4,750,687

The following table presents the Company’s fair value hierarchy for these assets measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2010 Class B	$28,066	$-	$-	$28,066
Warrant liability - 2012 Series A&B	3,520,319	-	-	3,520,319
Warrant liability - 2012 placement agent	67,246	-	-	67,246
Warrant liability - 2013 Series D&E	3,036,986	-	-	3,036,986
Warrant liability - 2013 placement agent	18,907	-	-	18,907

Total	$6,671,524	$-	$-	$6,671,524

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at December 31, 2015:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Class B

Balance at January 1, 2014	$35,864,881	$5,855,206	$12,482,527	$98,080	$2,816,676	$13,887,307	$362,633	$362,452
Total gains or losses:
Unrealized appreciation	(29,193,357)	(5,829,469)	(9,471,278)	(79,173)	(2,804,295)	(10,379,369)	(295,387)	(334,386)
Balance at December 31, 2014	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized appreciation	(1,920,837)	(25,737)	(25,737)	(15,362)	(12,381)	(1,753,969)	(59,585)	(28,066)
Balance at December 31, 2015	$4,750,687	$-	$2,985,512	$3,545	$-	$1,753,969	$7,661	$-

Value per Warrant	$0.202	$-	$0.232	$0.054	$-	$0.170	$0.027	$-

Significant assumptions used at December 31, 2015 and 2014 for the warrants and embedded conversion discount derivative liability of the Debentures are as follows:

	December 31, 2015	December 31, 2014

Volatility	162%	173%
Risk-free interest rate	1.38%	1.65%

10. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2015, the Company had 20,408,616 shares of common stock issued and outstanding and approximately 35,018,338 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

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

10. STOCKHOLDERS’ EQUITY (Continued)

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

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million at December 31, 2015 and December 31, 2014. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired unexercised during the year ended December 31, 2013, and the Class B warrants, representing the right to purchase an aggregate of 801,885 shares of common stock, expired unexercised during September 2015.

10. STOCKHOLDERS’ EQUITY (Continued)

Pursuant to the 2012 Purchase Agreement, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $1.8 million and $3.5 million at December 31, 2015 and December 31, 2014, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the 2012 Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The 2012 Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the 2012 offering of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim Group, to serve as placement agent. In consideration for its services, the Company paid Maxim Group a placement fee of $1,035,000. In addition, the Company issued to Maxim Partners LLC, or Maxim Partners, an affiliate of Maxim Group, 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim Partners are in substantially the same form as the Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder under certain conditions. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million and $0.1 million at December 31, 2015 and December 31, 2014, respectively.

Under the terms of the 2013 Purchase Agreement, each Purchaser had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants are exercisable until October 31, 2014 at an initial exercise price of $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D Warrants to be approximately $3.0 million at December 31, 2015 and approximately $3.0 million at December 31, 2014 for the Series D and Series E Warrants. The 2013 Series E Warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the warrants, then the warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2015.

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

As of December 31, 2015, there are 4,087,657 shares available for future grants and awards under the Plan, which covers stock options, warrants and restricted awards.

During the years ended December 31, 2015 and December 31, 2014 the Company issued the following stock options:

	Year Ended December 31,
	2015	2014

Options granted	73,399	2,423,742

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2015 and 2014:

11. STOCK OPTION PLAN (Continued)

	Year Ended December 31,
	2015	2014

Expected volatility	82%	86% - 92%
Expected term	6 years	6 years
Dividend yield	0.0%	0.0%
Risk- free interest rate	1.64%	1.57% - 1.63%
Stock price	$0.36 - $0.37	$0.85 - $2.90
Forfeiture rate	0.0%	0.0%

A summary of the status of the options issued under the Plan at December 31, 2015, and information with respect to the changes in options outstanding is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	7,339,118	$2.59	$-
Granted	73,399	-	-
Exercised	-	-	-
Cancelled	(384,859)	$2.51	-
Options outstanding at December 31, 2015	7,027,658	$2.57	$-

Options vested and expected to vest at December 31, 2015	7,027,658	$2.57	$-

Exercisable at December 31, 2015	4,975,174	$2.67	$-

Shares available for grant under the 2005 Plan	4,087,657

11. STOCK OPTION PLAN (Continued)

The following table summarizes information about stock options outstanding at December 31, 2015:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.36	48,399	9.84	$0.36	1,344	$0.36
$0.37	25,000	9.84	$0.37	-	$0.37
$0.85	136,785	8.84	$0.85	49,394	$0.85
$1.30	100,000	8.77	$1.30	31,250	$1.30
$2.23	97,757	0.25	$2.23	97,757	$2.23
$2.40	5,097,075	7.21	$2.40	3,752,444	$2.40
$2.90	1,420,259	8.07	$2.90	940,602	$2.90
$8.00	65,000	4.57	$8.00	65,000	$8.00
$19.38	37,383	2.28	$19.38	37,383	$19.38

Total	7,027,658	7.32	$2.57	4,975,174	$2.67

Stock-based compensation costs under the Plan for the year ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014

Research and development	$804,739	$979,792
General and administrative	2,668,021	3,543,876

Total	$3,472,760	$4,523,668

The fair value of options vested under the Plan was approximately $4,373,033 and $3,828,561 for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $3,588,276 which is expected to be recognized over a weighted-average vesting period of 2.9 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

12. INCOME TAXES (Continued)

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. The Company recognized no amounts for interest and penalties related to unrecognized tax benefits in 2015 and 2014 and, as of December 31, 2015 and 2014, had no amounts accrued for interest and penalties.

At December 31, 2015, the Company had no Federal income tax expense or benefit but did have Federal tax net operating loss carry-forwards of approximately $83.9 million. The federal net operating loss carry-forwards will begin to expire in 2026, unless previously utilized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at December 31, 2015 and 2014 are shown below.

	For Years Ended December 31,
	2015	2014
Non-current deferred tax assets:
Net operating loss carry forwards	$33,413,500	$30,133,600
Research tax credit	3,459,600	3,267,000
Accrued Expenses	80,000	267,000
Stock based compensation	4,194,500	2,451,000
Total deferred tax assets	41,147,600	36,118,600
Non-current deferred tax liability:
Bonus Section 401 adjustment	(30,400)	(61,000)
Depreciation and amortization	-	-
Total net deferred tax assets	41,117,200	36,057,600
Valuation allowance	(41,117,200)	(36,057,600)
Net deferred tax assets	$-	$-

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2015 and 2014 the Company recorded valuation allowances of $41.1 million and $36.1 million, respectively, representing a change in the valuation allowance of $5.0 million for the previous fiscal year-ends, due to the uncertainty regarding the realization of such deferred tax assets, to offset the benefits of net operating losses generated during those years.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015 and 2014 are as follows:

	2015		2014
	Amount	Rate	Amount	Rate

Federal tax	$(3,912,707)	34.0%	$2,642,000	34.0%
State tax	(749,087)	6.5%	511,000	6.6%
Interest expense	(653,085)	5.7%	(11,847,000)	(152.5)%
R&D credit	(330,928)	2.9%	(527,000)	(6.8)%
Other Adjustments	586,206	(5.1)%	(1,133,000)	(14.6)%
Valuation allowance	5,059,601	(44.0)%	10,354,000	133.3%
Net	$-	-	$-	-

There was no income tax benefit recorded for the years ended December 31, 2015 and 2014.

13. LEASES, COMMITMENTS AND CONTINGENCIES

On August 4, 2011, the Company entered into a lease for office space of approximately 4,168 square feet in Flemington, New Jersey (the “Flemington Lease”). The lease commencement date was November 17, 2011, with lease payments beginning in February 2012.  The lease expiration date is three years from the rent commencement date.  The Company provided a cash security deposit of $10,455, or two months’ base rent.  On June 17, 2014, the Company entered into an amendment to the lease extending expiration until January 31, 2018. The Company is also responsible for payment of its share of common area maintenance costs and taxes. The aggregate remaining minimum future payments under the Flemington Lease at December 31, 2015 are approximately $136,501 including common area maintenance charges and taxes. The Flemington Lease contains a three-month free rent period and annual escalations, as such, the Company accounts for rent expense on a straight-line basis. The Company recognized $90,571 and $84,833 in rent expense for the Flemington Lease for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under operating leases as of December 31, 2015 are as follows:

Future minimum lease payments under operating leases as of December 31, 2015

2016	64,430
2017	66,514
2018	5,557
Total future minimum lease payments	$136,501

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

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015 are as follows;

Future minimum lease payments under capital leases as of December 31, 2015

2016	4,778
2017	4,380
Total net future minimum lease payments	9,158

Less: Amount representing interest	(1,235)

Present value of net minimum lease payments	$7,923

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

13. LEASES, COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into various contracts with third parties in connection with the development of the licensed technology described in Note 6.

The aggregate minimum commitment under these contracts as of December 31, 2015 is approximately $6.5 million, all expected to be due during 2016 and 2017.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2015. The Company does not anticipate recognizing any significant losses relating to these arrangements.

14. SUBSEQUENT EVENTS

On January 12, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of 21,153,997 shares of the Company’s common stock (the “Shares”), at a purchase price of $0.35 per Share for an aggregate gross proceeds of approximately $7.4 million, including approximately $2.1 million from the automatic conversion of outstanding promissory notes and accrued interest, as described below. The Purchase Agreement contains customary representations, warranties and covenants by each of the Company and the Purchasers. The purchase and sale of the shares was completed on January 12, 2016.

The number of Shares sold pursuant to the Purchase Agreement included an aggregate of 6,081,858 Shares that were issued upon the automatic conversion of the Company’s 6% Notes. The 6% Notes were originally issued in the principal amount of $2.1 million on October 21, 2015, and such principal amount and $28,652 of accrued interest were converted into Shares.

The Purchasers included several officers and directors of the Company, or entities affiliated with officers and directors of the Company All such officers and directors made such investment on the same terms as all other Purchasers under the Purchase Agreement.

In connection with the entry into the Purchase Agreement, and as contemplated thereby, on January 12, 2016, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before March 12, 2016 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). If the Company does not file the Registration Statement by the Filing Date or obtain its effectiveness by the Effectiveness Date, then the Company is required to pay liquidated damages to the Purchasers in an amount equal to 1% of the aggregate purchase price paid by such Purchaser for the Shares per month until the Registration Statement is filed or declared effective, as applicable, subject to a maximum of 10% of the aggregate purchase price paid by each Purchaser for the Units. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner-of-sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144. The Company filed the Registration Statement with the Commission on March 11, 2016, satisfying its obligation to file the Registration Statement on or before the Filing Date.

F-25

14. SUBSEQUENT EVENTS (Continued)

On March 14, 2016, the Board of the Company adopted the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan replaces the Company’s 2005 Stock Option Plan, which will expire March 31, 2016, and no further awards will be made pursuant to such plan. The Board will initially be the administrator of the 2016 Plan, but the Board may delegate the administration of the 2016 Plan to the Company’s Compensation Committee. The Board and any Committee to which it may delegate the administration of the 2016 Plan are collectively referred to in the 2016 Plan as the “Administrator.”

Any employee, director, or consultant may participate in the 2016 Plan; provided, however, that only employees are eligible to receive incentive stock options. Additionally, the Company may grant certain performance-based awards to “covered employees” in compliance with Section 162(m) of the Internal Revenue Code. These covered employees include our executive officers.

The stock to be awarded or optioned under the 2016 Plan will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the 2016 Plan is 9,000,000 shares; provided, that all shares of stock reserved and available under the 2016 Plan will constitute the maximum aggregate number of shares of stock that may be issued through incentive stock options. No person may be granted options, stock appreciation rights, restricted stock awards, restricted stock units or performance awards under the 2016 Plan for more than 2,000,000 shares of common stock in any calendar year.

The Administrator will adjust the number of shares and share limit described above in the case of a stock dividend, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-off, repurchase or exchange of shares, or other similar corporate transaction where such an adjustment is necessary to prevent dilution or enlargement of the benefits available under the 2016 Plan. Any adjustment determination made by the Administrator will be final, binding and conclusive.

The Administrator may grant awards pursuant to the 2016 Plan until it is discontinued or terminated; provided, however, that incentive stock options may not be granted after March 13, 2026.

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description

23.1	Consent of Crowe Horwath LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Statement of Stockholders’ Equity (Deficiency) for the years ended December 31, 2015 and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Financial Statements.