Form 10-Q
period 2016-03-31
Arno Therapeutics, Inc
filed 2016-05-16
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 11, 2016, there were 41,562,613 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Examples of the risks and uncertainties include, but are not limited to:

•	the risk that we may be unable to secure immediate additional capital to fund our continuing operations;
•	the risk that recurring losses, negative cash flows and the inability to raise additional capital could threaten our ability to continue as a going concern;
•	the risk that we may not successfully develop and market our product candidates, and even if we do, we may not become profitable;
•	risks relating to the progress of our research and development;
•	risks relating to significant, time-consuming and costly research and development efforts, including pre-clinical studies, clinical trials and testing, and the risk that clinical trials of our product candidates may be delayed, halted or fail;
•	risks relating to the rigorous regulatory approval process required for any products that we may develop independently, with our development partners or in connection with any collaboration arrangements;
•	the risk that changes in the national or international political and regulatory environment may make it more difficult to gain FDA or other regulatory approval of our drug product candidates;
•	risks that the FDA or other regulatory authorities may not accept any applications we file;
•	risks that the FDA or other regulatory authorities may withhold or delay consideration of any applications that we file or limit such applications to particular indications or apply other label limitations;
•	risks that, after acceptance and review of applications that we file, the FDA or other regulatory authorities will not approve the marketing and sale of our drug product candidates;
•	risks relating to our drug manufacturing operations, including those of our third-party suppliers and contract manufacturers;
•	risks relating to the ability of our development partners and third-party suppliers of materials, drug substance and related components to provide us with adequate supplies and expertise to support manufacture of drug product for initiation and completion of our clinical studies; and
•	risks relating to the transfer of our manufacturing technology to third-party contract manufacturers.

Other risks that may affect forward-looking statements contained in this report are described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These risks, including those described above, could cause our actual results to differ materially from those described in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future performance.

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,683,940	$66,988
Prepaid expenses and other current assets	208,644	260,694

Total current assets	2,892,584	327,682

Property and equipment, net	21,322	23,103
Security deposit	10,455	10,455

Total assets	$2,924,361	$361,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$787,881	$1,010,215
Accrued expenses and other current liabilities	502,008	1,124,690
Convertible notes, net of financing costs of $10,091 at December 31, 2015	-	2,089,909
Capital lease obligation- short term	3,998	3,853
Deferred rent	2,084	1,910

Total current liabilities	1,295,971	4,230,577

Capital lease obligation- long term	3,014	4,070
Derivative liabilities	5,648,582	4,750,687

Total liabilities	6,947,567	8,985,334

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized,
41,562,613 and 20,408,616 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	7,584	5,469
Additional paid-in capital	92,973,110	84,665,390
Accumulated deficit	(97,003,900)	(93,294,953)

Total stockholders' deficit	(4,023,206)	(8,624,094)

Total liabilities and stockholders' deficit	$2,924,361	$361,240

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,

	2016	2015

Operating expenses:
Research and development	1,544,338	2,474,869
General and administrative	1,280,948	1,387,615

Total operating expenses	2,825,286	3,862,484

Loss from operations	(2,825,286)	(3,862,484)

Other income/(expense):
Interest income	2,039	4,522
Interest expense	(14,518)	(410)
Other income/(expense), net	(871,182)	469,581

Total other income/(expense)	(883,661)	473,693

Net loss	$(3,708,947)	$(3,388,791)

Net loss per share - basic & diluted	$(0.10)	$(0.17)

Weighted-average shares outstanding- basic & diluted	38,773,075	20,408,616

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2016	-	-	20,408,616	$5,469	$84,665,390	$(93,294,953)	$(8,624,094)

Issuance of common shares upon conversion of note payable and accrued interest			6,081,858	608	2,128,044		2,128,652

Issuance of common shares pursuant to a stock purchase agreement, net of issuance costs of $2,500			15,072,139	1,507	5,271,243		5,272,750

Net loss	-	-	-	-	-	(3,708,947)	(3,708,947)

Stock based compensation for services	-	-	-	-	908,433	-	908,433

Balance at March 31, 2016	-	-	41,562,613	$7,584	$92,973,110	$(97,003,900)	$(4,023,206)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,

	2016	2015

Cash flows from operating activities:
Net loss	$(3,708,947)	$(3,388,791)

Adjustment to reconcile net loss to net cash and
cash equivalents used in operating activities:
Depreciation and amortization	1,781	2,231
Stock-based compensation	908,433	966,008
Change in fair value of derivative liability	897,895	(442,165)
Amortization of financing costs	10,091	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,050	87,522
Accounts payable	(222,334)	(170,910)
Accrued expenses	(594,030)	(66,315)
Deferred rent	174	(701)
Net cash used in operating activities	(2,654,887)	(3,013,121)

Cash flows from financing activities:
Payment of capital lease obligation	(911)	(785)
Proceeds from issuance of common stock, net of issuance costs of $2,500	5,272,750	-
Net cash provided by (used in) financing activities	5,271,839	(785)

Net increase (decrease) in cash and cash equivalents	2,616,952	(3,013,906)
Cash and cash equivalents at beginning of period	66,988	7,948,436

Cash and cash equivalents at end of period	$2,683,940	$4,934,530

Supplemental schedule of cash flows information:

Cash paid for interest	$284	$410

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable and interest to common stock	$2,128,652	$-

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through March 31, 2016, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced negative cash flows from operating activities since its inception and has an accumulated deficit of approximately $97.0 million at March 31, 2016. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it enhances its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended March 31, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.

These unaudited Condensed Financial Statements have been prepared by management and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

Warrant Liability

The Company accounts for the warrants issued in connection with the 2013, 2012 and 2010 Purchase Agreements (see Note 8) in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classify the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense. The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated using a Monte Carlo simulation model and, in doing so, the Company’s management utilized a third-party valuation report. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error.

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

In March 2016, the FASB issued two updates to Derivatives and Hedging (Topic 815). Accounting Standards Update No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. Accounting Standards Update No. 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies that an entity is required to assess the embedded call or put option solely in accordance with a specific four-step decision sequence and are not also required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. ASU 2016-05 and ASU 2016-06 will take effect for public companies in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe the requirements of these updates will have a material effect in the presentation of its financial statements.

In March 2016, the FASB issued an update to Compensation- Stock Compensation (Topic 718). Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 31, 2016. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of March 31, 2016 were approximately $2.7 million, compared to approximately $0.1 million as of December 31, 2015. Based on resources at March 31, 2016 and the current plan of expenditure for continuing the development of the Company’s current product, the Company believes that its existing capital resources are only sufficient to fund its operations through approximately June 2016. The Company is therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, the Company will need substantial additional capital in order to complete the development and obtain regulatory approval of its product candidates, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or from a transaction in which it would license rights to its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations through June 2016 and beyond, management can provide no assurances that the Company will be successful in raising sufficient funds. If the Company is not successful, it may be required to discontinue its operations.

In addition, to the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the in ability of the Company to continue as a going concern.

4. BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Basic net loss per share is calculated by dividing the loss available to common shareholders by weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated similarly to basic loss per share except that the denominator is based on the weighted-average number of shares of common stock and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of stock options and warrants are determined under the treasury stock method.

As of March 31, 2016 and 2015, potentially dilutive securities include:

	Three Months Ended March 31,
	2016	2015

Warrants to purchase common stock	4,455,231	4,455,231
Options to purchase common stock	162,047	-
Total potentially dilutive securities	4,617,278	4,455,231

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. In addition to the potentially dilutive securities, the aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted loss per common share at March 31, 2016 and 2015 were 49,564,330 and 31,740,566, respectively, as their exercise prices are greater than the fair market price per common share as of March 31, 2016 and 2015, respectively.

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

The onapristone license agreement provides the Company with exclusive, worldwide rights to a United States provisional patent application that relates to assays for predictive biomarkers for anti-progestin efficacy. The Company intends to expand its patent portfolio by filing additional patent applications covering the use of onapristone, the manufacture of onapristone and/or a companion diagnostic product. If the pending patent application issues, the issued patent would be scheduled to expire in 2031.

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

University of Minnesota License

In February 2014, we entered into an Exclusive Patent License Agreement with the Regents of the University of Minnesota, or “UM”, pursuant to which we were granted an exclusive, worldwide, royalty-bearing license for the rights to develop and commercialize technology embodied by certain patent applications relating to a gene expression signature derived from archived breast cancer tissue samples. We plan to develop and commercialize this technology as part of our companion diagnostic development program as a tool to identify progesterone-stimulated pathway activation, which in turn may identify patients who would be more likely to benefit from treatment with onapristone.

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

In 2008, pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan. In September 2009, we paid Ohio State a milestone payment upon the commencement of the Phase I clinical study of AR-12. Pursuant to the license agreements for AR-12 and AR- 42, we must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

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

6. CONVERTIBLE NOTES PAYABLE

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

On January 12, 2016, in connection with the Stock Purchase Agreement (See note 8) the 6% Note’s $2,100,000 principal balance and accrued interest of $28,652 was converted into 6,081,858 shares of the Company’s common stock at a per share price of $0.35 per share. In addition the remaining unamortized issuance costs of $10,091 was expensed.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2016.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of March 31, 2016:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2012 Series A	$2,075,631	$-	$-	$2,075,631
Warrant liability - 2012 placement agent	8,513	-	-	8,513
Warrant liability - 2013 Series D	3,559,908	-	-	3,559,908
Warrant liability - 2013 placement agent	4,530	-	-	4,530

Total	$5,648,582	$-	$-	$5,648,582

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

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at March 31, 2016:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Class B

Balance at January 1, 2015	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized appreciation/(depreciation)	(1,920,837)	(25,737)	(25,737)	(15,362)	(12,381)	(1,753,969)	(59,585)	(28,066)
Balance at December 31, 2015	$4,750,687	$-	$2,985,512	$3,545	$-	$1,753,969	$7,661	$-
Total gains or losses:
Unrealized appreciation/(depreciation)	897,895		574,396	985		321,662	852
Balance at March 31, 2016	$5,648,582	$-	$3,559,908	$4,530	$-	$2,075,631	$8,513	$-

Value per Warrant	$0.133	$-	$0.148	$0.069	$-	$0.114	$0.030	$-

8. STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2016, the Company had 41,562,613 shares of common stock issued and outstanding and approximately 54,181,608 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

On January 12, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of 21,153,997 shares of the Company’s common stock (the “Shares”), at a purchase price of $0.35 per Share for an aggregate gross proceeds of approximately $7,400,000, including approximately $2,100,000 from the automatic conversion of outstanding promissory notes and accrued interest. The number of Shares sold pursuant to the Purchase Agreement included an aggregate of 6,081,858 Shares that were issued upon the automatic conversion of the Company’s 6% Notes issued in the principal amount of $2,100,000 and $28,652 of accrued interest.

Warrants

In accordance with the 2010 sale and issuance of Series A preferred stock, the Company issued two-and-one-half-year “Class A” warrants to purchase an aggregate of 152,740 shares of Series A Preferred Stock at an initial exercise price of $8.00 per share (the “2010 Class A Warrants”) and five-year Class B warrants to purchase an aggregate of 801,885 shares of Series A Preferred Stock at an initial exercise price of $9.20 per share (the “2010 Class B Warrants,” and together with the 2010 Class A Warrants, the “2010 Warrants”). Upon the automatic conversion of the Series A Preferred Stock in January 2011, the 2010 Warrants automatically converted to the right to purchase an equal number of shares of common stock. The terms of the warrants contain an anti-dilutive price adjustment provision, such that, in the event the Company issues common shares at a price below the current exercise price of the 2010 Warrants, the exercise price will be decreased pursuant to a customary “weighted-average” formula. In accordance with this provision and as a result of the issuances made pursuant to the 2012 Purchase Agreement and 2013 Purchase Agreement, the exercise price of the 2010 Class B warrants has been adjusted to $3.55 per share. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million at December 31, 2015. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of the Company’s future expected stock prices and minimizes standard error. This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in other income (expense) on the statement of operations. The 2010 Class A warrants, representing the right to purchase an aggregate of 152,740 shares of common stock, expired unexercised during the year ended December 31, 2013, and the Class B warrants, representing the right to purchase an aggregate of 801,885 shares of common stock, expired unexercised during September 2015.

Pursuant to the 2012 Purchase Agreement for the sale and issuance of 8% Senior Convertible Debentures, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants (together with the Series A warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. Further in accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series A warrants was reduced to $1.36 per share and the aggregate number of shares underlying such warrants was increased to 18,207,273 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2012 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $2.1 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the 2012 Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The 2012 Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million at March 31, 2016 and December 31, 2015, respectively.

Under the terms of the 2013 Purchase Agreement for the issuance and sale of common stock, each Purchaser received Series D and Series E Warrants and had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014, which exercise date was subsequently extended by the Company to January 31, 2015. The initial exercise price of the Series E Warrants was $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series D warrants was reduced from $4.00 to $2.14 per share and the aggregate number of shares underlying such warrants was increased from 12,868,585 to 24,053,398 shares. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D Warrants to be approximately $3.6 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively. The 2013 Series E warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2016:

Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
11/26/2012	15,569,787	$1.36	$1.36	11/26/2017	-	15,569,787
11/26/2012	261,250	$2.64	$2.64	11/26/2017	-	261,250
12/18/2012	2,637,486	$1.36	$1.36	12/18/2017	-	2,637,486
12/18/2012	22,500	$2.64	$2.64	12/18/2017	-	22,500
10/29/2013	4,455,231	$0.01	$0.01	10/29/2018	-	4,455,231
10/29/2013	24,053,398	$2.14	$2.14	10/29/2018	-	24,053,398
10/29/2013	65,650	$2.64	$2.64	10/29/2018	-	65,650
	47,065,302		$1.64		-	47,065,302

9. STOCK OPTION PLAN

The Company’s 2005 Stock Option Plan (the “2005 Plan”) was originally adopted by the Board of Directors of Old Arno in August 2005, and was assumed by the Company on June 3, 2008 in connection with the Merger. After giving effect to the Merger, there were initially 373,831 shares of the Company’s common stock reserved for issuance under the 2005 Plan. On April 25, 2011, the Company’s Board of Directors (the “Board”) approved an amendment to the 2005 Plan to increase the number of shares of common stock issuable under the 2005 Plan to 875,000 shares. On January 14, 2013, the Board approved an amendment to the 2005 Plan to increase the number of shares of common stock issuable under the 2005 Plan to 945,276 shares. On October 7, 2013, the Board adopted an amendment to the 2005 Plan, as amended that increased the number of shares of common stock authorized for issuance thereunder from 945,276 to 11,155,295. Under the 2005 Plan, incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the 2005 Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares.

The 2005 Plan is administered by the Board, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2005 Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years.

The 2005 Plan expired on March 31, 2016 and no further awards will be made pursuant to this plan.

On March 14, 2016, the Board of the Company adopted the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan replaces the Company’s 2005 Plan. Incentives under the 2016 Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options, (b) stock appreciation rights, (c) stock awards, (d) restricted stock and (e) performance shares. The stock to be awarded or optioned under the 2016 Plan will consist of authorized but unissued or reacquired shares of common stock. The maximum aggregate number of shares of common stock reserved and available for awards under the 2016 Plan is 9,000,000 shares; provided, that all shares of stock reserved and available under the 2016 Plan will constitute the maximum aggregate number of shares of stock that may be issued through incentive stock options.

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

The term of stock options granted under the 2016 Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years. Incentive stock options may not be granted after March 13, 2026.

As of March 31, 2016, there are 9,000,000 shares available for future grants and awards under the 2016 Plan, which covers stock options, warrants and restricted stock awards.

The Company issued the following stock options during the three month periods ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,

	2016	2015

Options granted	88,648	-

The Company estimated the fair value of each option award granted using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2016 as no options were granted in the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015

Expected volatility	82%	N/A
Expected term	6 years	N/A
Dividend yield	0.0%	N/A
Risk- free interest rate	1.55%	N/A
Stock price	$0.30	N/A
Forfeiture rate	0.0%	N/A

A summary of the status of the options issued under the Company’s Plans at March 31, 2016, and information with respect to the changes in options outstanding, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2015	7,027,658	$2.57	$1,218
Granted	88,648	0.30	7,092
Exercised	-	-	-
Cancelled	-	-	-
Options outstanding at March 31, 2016	7,116,306	$2.55	$8,310

Options vested and expected to vest at March 31, 2016	7,116,306	$2.55	$8,310

Exercisable at March 31, 2016	5,482,305	$2.65	$501

Shares available for grant under the 2016 Plan	9,000,000

The following table summarizes information about stock options outstanding at March 31, 2016:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.30	88,648	9.78	$0.30	4,924	$0.30
$0.36	48,399	9.59	$0.36	5,377	$0.36
$0.37	25,000	9.69	$0.37	-	$0.37
$0.85	136,785	8.59	$0.85	60,793	$0.85
$1.30	100,000	8.52	$1.30	40,625	$1.30
$2.23	97,757	-	$2.23	97,757	$2.23
$2.40	5,097,075	6.96	$2.40	4,119,154	$2.40
$2.90	1,420,259	7.82	$2.90	1,051,292	$2.90
$8.00	65,000	4.32	$8.00	65,000	$8.00
$19.38	37,383	2.03	$19.38	37,383	$19.38

Total	7,116,306	7.10	$2.55	5,482,305	$2.65

Stock-based compensation costs under the Plan for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,

	2016	2015

Research and development	$171,821	$269,803
General and administrative	736,612	696,205

Total	$908,433	$966,008

The grant date fair value of options vested under the Plan was approximately $911,149 and $1,680,837 for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $2,681,012 which is expected to be recognized over a weighted-average vesting period of 2.8 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

10. SUBSEQUENT EVENTS

On April 7, 2016 the Company’s Board of Directors made a strategic determination to focus the Company’s resources on its prostate cancer program and to close the Company’s ongoing Phase II clinical trial of onapristone in patients with recurrent or metastatic endometrioid cancer. This decision was not based on any safety or lack of efficacy signal and the Company will continue to provide onapristone to all patients currently enrolled in this trial on a compassionate use basis.

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

In addition, in December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor (PR) expressing tumors. The protocol was subsequently amended to include a formal Phase II study in patients with recurrent or metastatic endometrioid tumors that have been shown to express PR, and who have received no more than one prior chemotherapy and no prior hormone therapy. Patients in the Phase II component of the study received 50mg of extended release onapristone twice daily, the dose determined by an independent data review committee to be safely administered to patients based on the results of the Phase I component of this study. The study also incorporated a diagnostic test targeting women with tumors expressing APR, which was intended to select those patients more likely to respond to onapristone treatment. In April 2016, we determined to close this clinical trial in order to focus our resources on our prostate cancer program.

-	AR-12 and analogues – AR-12 was initially being developed as an orally available agent which demonstrated to inhibit multiple different kinase targets. We believe AR-12 may also cause malignant cell death through the induction of stress in the endoplasmic reticulum and recent work has demonstrated that AR-12 inhibits various molecular protein chaperones including GRP78, HSP70, HSP90 and HSP27. We have completed a Phase I clinical trial of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma using the original non optimized formulation of AR-12. Subsequently, an improved formulation of AR-12 that has been shown to substantially increase bioavailability in preclinical models has been developed. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent. In April 2015, the EMA granted two orphan drug designations for AR-12 for the treatment of cryptococcosis and tularaemia.

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

-	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. The FDA has granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. Additional investigator sponsored clinical trials of AR-42 are currently underway or being planned.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended March 31, 2016 and 2015 were approximately $1.3 million and $1.4 million, respectively. The decrease of approximately $0.1 million for the first quarter of 2016 over the same period in 2015 is primarily the result of decreased compensation expense of approximately $0.1.

Research and Development Expenses. R&D expenses for the three month periods ended March 31, 2016 and 2015 were approximately $1.5 million and $2.5 million, respectively. The decrease of approximately $1.0 million for the first quarter of 2016 compared to the same period in 2015 is primarily due to a decrease in spending for our lead product candidate, onapristone. Total direct onapristone development costs for the quarter ended March 31, 2016 were approximately $1.0 million compared to approximately $1.6 million for the quarter ended March 31, 2015. This decrease of approximately $0.6 million over the same period of 2015 is primarily due to decreased spending on the Phase I/II clinical trials in 2016. The company also incurred lower compensation costs of $0.2 million in 2016 over the same period of 2015.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three month periods ended March 31, 2016 and 2015, as well as the cumulative amounts since we began development of each product candidate through March 31, 2016. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs (the amounts stated are expressed in thousands):

	Three Months Ended March 31,		Cumulative
			amounts during
	2016	2015	development

Onapristone	$1,022	$1,602	$32,809
Other R&D Projects	165	306	26,054
Unallocated R&D	357	567	16,497
Total	$1,544	$2,475	$75,360

Our expenditures on current and future clinical development programs are expected to be substantial and to increase particularly in relation to our available capital resources. Based on our current development plans, during the fiscal year 2016 we anticipate external development costs to be approximately $3.7 million for onapristone and $0.5 for other research and development projects. However, these planned expenditures are subject to many uncertainties, including the availability of necessary capital, the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, it is very difficult to accurately predict the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;
•	the number of patients who participate in the trials;
•	the number of sites included in the trials;
•	the rates of patient recruitment and enrollment;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing our drug candidates; and
•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest Income. Interest income for the three months ended March 31, 2016 and 2015 was $2,039 and $4,522 respectively. The decrease in interest income compared to the same period in 2015 is primarily due to lower average cash balances held during 2016 compared to the same period of 2015.

Interest Expense. Interest expense for the three months ended March 31, 2016 and 2015 was $14,518 and $410 respectively. The increase in interest expense in 2016 over 2015 is the result of interest expense and amortization of financing costs associated with convertible notes issued in October, 2015.

Other Income (Expense). Other expense for the three months ended March 31, 2016 was approximately $0.9 million compared to other income of approximately $0.5 million for the three months ended March 31, 2015. The change in 2016 over 2015 is related to noncash adjustments to the warrant liability primarily driven by increased number of warrants outstanding.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and December 31, 2015 and our net changes in cash and cash equivalents for the three months ended March 31, 2016 and 2015 (the amounts stated are expressed in thousands):

	March 31,	December 31,
Liquidity and capital resources	2016	2015

Cash and cash equivalents	$2,684	$67
Working capital	1,597	(3,903)
Stockholders' deficit	(4,023)	(8,624)

	Three Months Ended March 31,
Cash flow data	2016	2015

Cash used in:
Operating activities	$(2,655)	$(3,013)
Investing activities	-	-
Financing activities	5,272	(1)
Net decrease in cash and cash equivalents	$2,617	$(3,014)

Our total cash resources as of March 31, 2016 were approximately $2.7 million compared to approximately $0.1 million as of December 31, 2015. As of March 31, 2016, we had approximately $6.9 million in liabilities (of which approximately $5.6 million represented non-cash derivative liabilities), and approximately $1.6 million of net working capital. We realized net loss of approximately $3.7 million and had negative cash flow from operating activities of $2.7 million for the three months ended March 31, 2016. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conduct of additional pre-clinical studies and clinical trials.

From inception through March 31, 2016, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

On January 2016, the Company completed a private placement of 21,153,997 shares of our common stock at a purchase price of $0.35 per Share for an aggregate gross proceeds of approximately $7.4 million, including the satisfaction of $2.1 million of indebtedness represented by convertible notes that we issued in October 2015. The number of shares sold in the private placement included an aggregate of 6,081,858 shares that were issued upon the automatic conversion of the Company’s convertible notes issued in the principal amount of $2.1 million and $28,652 of accrued interest.

Based on our current development plans, we believe our existing cash resources, including the $2.1 million proceeds from the sale of the Notes in October 2015 and the proceeds from the 2016 common stock offering, are sufficient to fund our operations through approximately June, 2016. The Company is therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, the Company will need substantial additional capital in order to complete the development and obtain regulatory approval of its product candidates, if ever. Based on the various options for future clinical studies of onapristone, AR-12 and AR-42, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

AR-12 and AR-42 License Agreements

Our rights to AR-12 and AR-42 are governed by separate license agreements with The Ohio State University Innovation Foundation (formerly The Ohio State Research Foundation), or Ohio State, entered into in January 2008. Pursuant to each of these agreements, we have exclusive, worldwide, royalty bearing licenses for the rights to commercialize technologies embodied by certain issued patents, patent applications, know-how and improvements relating to AR-12 and AR-42 for all therapeutic uses.

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

Under our license agreement for AR-42, we have exclusive, worldwide rights to one issued and two pending U.S. patent applications that relate to AR- 42 and particular uses of AR-42 according to our business plan. If one of the pending patent applications issues, the issued patent or patents would be scheduled to expire in 2024. If the other pending patent application issues, it would be scheduled to expire in 2034.

In 2008, pursuant to our license agreements for AR-12 and AR-42, we made one-time cash payments to Ohio State in the aggregate amount of $450,000 and reimbursed it for past patent expenses. Additionally, we are required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to AR-12 and AR-42 in the U.S., Europe and Japan. The license agreements for AR-12 and AR-42 provide for aggregate potential milestone payments of up to $6.1 million for AR-12, of which $5.0 million is due only after marketing approval in the United States, Europe and Japan, and $5.1 million for AR-42, of which $4.0 million is due only after marketing approval in the United States, Europe and Japan. In September 2009, we paid Ohio State a milestone payment upon the commencement of the Phase I clinical study of AR-12. Pursuant to the license agreements for AR-12 and AR- 42, we must pay Ohio State royalties on net sales of licensed products at rates in the low-single digits. To the extent we enter into a sublicensing agreement relating to either or both of AR-12 or AR-42, we will be required to pay Ohio State a portion of all non-royalty income received from such sublicensee.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2016.

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

In March 2016, the FASB issued two updates to Derivatives and Hedging (Topic 815). Accounting Standards Update No. 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. Accounting Standards Update No. 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies that an entity is required to assess the embedded call or put option solely in accordance with a specific four-step decision sequence and are not also required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. ASU 2016-05 and ASU 2016-06 will take effect for public companies in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe the requirements of these updates will have a material effect in the presentation of its financial statements.

In March 2016, the FASB issued an update to Compensation- Stock Compensation (Topic 718). Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 31, 2016. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

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

Item 1A.        Risk Factors.

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2015 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2015 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

We are in immediate need of additional financing to fund our continuing operations beyond June 2016, and substantial additional capital in order to complete the development of any of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

We are in immediate need of additional capital to fund our operations. As of March 31, 2016, we had approximately $2.7 million in cash and cash resources, and a net working capital of approximately $1.6 million. During the year ended December 31, 2015 and the three months ended March 31, 2016, we had negative cash flow from operating activities of $10.0 million and $2.7 million, respectively, and we expect our negative cash flows from operations to continue for the foreseeable future. Including the proceeds received from our January 2016 common stock offering in which we sold an aggregate of 21,153,997 shares of common stock at a purchase price of $0.35 per share, resulting in aggregate gross proceeds to us of approximately $7.4 million, including approximately $2.1 million from the automatic conversion of outstanding promissory notes, we believe that our existing capital is only sufficient to fund our operations through approximately June 2016 based on the current plan of expenditure on continuing development of the current product candidates. We are therefore in immediate need of additional capital. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

Item 3.           Defaults Upon Senior Securities.

Not applicable.

Item 4.           Mine Safety Disclosures.

Not applicable.

Item 5.           Other Information.

Not applicable.

Item 6.           Exhibits.

Exhibit No.	Exhibit Description

10.1	Stock Purchase Agreement dated January 12, 2016, among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2016).

10.2	Registration Rights Agreement dated January 12, 2016, among the Company and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2016).

10.3	Arno Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.4	Form of Incentive Stock Option Agreement – 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.5	Form of Nonqualified Stock Option Agreement – 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.6	Form of Restricted Stock Agreement – 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 17, 2016).

10.7	Form of Restricted Stock Unit Agreement – 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 17, 2016).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three months ended March 31, 2016 and March 31, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through March 31, 2016, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: May 16, 2016	By:	/s/ Alexander A. Zukiwski
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three months ended March 31, 2016 and March 31, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through March 31, 2016, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (v) Notes to Condensed Financial Statements.

