Form 10-Q
period 2016-06-30
Arno Therapeutics, Inc
filed 2016-08-22
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 12, 2016, there were 41,562,613 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$937,355	$66,988
Prepaid expenses and other current assets	131,451	260,694

Total current assets	1,068,806	327,682

Property and equipment, net	19,542	23,103
Security deposit	10,455	10,455

Total assets	$1,098,803	$361,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$709,401	$1,010,215
Accrued expenses and other current liabilities	1,068,852	1,124,690
Convertible notes, net of financing costs of $10,091 at December 31, 2015	-	2,089,909
Capital lease obligation- short term	4,149	3,853
Deferred rent	2,084	1,910

Total current liabilities	1,784,486	4,230,577

Capital lease obligation- long term	1,919	4,070
Derivative liabilities	4,530,911	4,750,687

Total liabilities	6,317,316	8,985,334

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,562,613 and 20,408,616 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7,584	5,469
Additional paid-in capital	93,920,291	84,665,390
Accumulated deficit	(99,146,388)	(93,294,953)

Total stockholders' deficit	(5,218,513)	(8,624,094)

Total liabilities and stockholders' deficit	$1,098,803	$361,240

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$2,056,151	$2,647,781	$3,600,489	$5,122,650
General and administrative	1,254,383	1,331,219	2,535,331	2,718,834

Total operating expenses	3,310,534	3,979,000	6,135,820	7,841,484

Loss from operations	(3,310,534)	(3,979,000)	(6,135,820)	(7,841,484)

Other income/(expense):
Interest income	947	2,573	2,986	7,095
Interest expense	(250)	(380)	(14,768)	(790)
Other income/(expense), net	1,167,349	531,932	296,167	1,001,513

Total other income/(expense)	1,168,046	534,125	284,385	1,007,818

Net loss	$(2,142,488)	$(3,444,875)	$(5,851,435)	$(6,833,666)

Net loss per share - basic & diluted	$(0.05)	$(0.17)	$(0.15)	$(0.33)

Weighted-average shares outstanding- basic & diluted	41,562,613	20,408,616	40,167,844	20,408,616

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2016	-	-	20,408,616	$5,469	$84,665,390	$(93,294,953)	$(8,624,094)

Issuance of common shares upon conversion of note payable and accrued interest			6,081,858	608	2,128,044		2,128,652

Issuance of common shares pursuant to a stock purchase agreement, net of issuance costs of $68,251			15,072,139	1,507	5,205,492		5,206,999

Net loss	-	-	-	-	-	(5,851,435)	(5,851,435)

Stock based compensation for services	-	-	-	-	1,921,365	-	1,921,365

Balance at June 30, 2016	-	-	41,562,613	$7,584	$93,920,291	$(99,146,388)	$(5,218,513)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,851,435)	$(6,833,666)

Adjustment to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,561	4,016
Stock-based compensation	1,921,365	1,922,959
Change in fair value of derivative liability	(219,776)	(986,930)
Amortization of financing costs	10,091	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129,243	87,708
Accounts payable	(300,814)	346,565
Accrued expenses	(27,186)	(119,194)
Deferred rent	174	(180)
Net cash used in operating activities	(4,334,777)	(5,578,722)

Cash flows from financing activities:
Payment of capital lease obligation	(1,855)	(1,600)
Proceeds from issuance of common stock, net of issuance costs of $68,251	5,206,999	-
Net cash provided by (used in) financing activities	5,205,144	(1,600)

Net increase (decrease) in cash and cash equivalents	870,367	(5,580,322)
Cash and cash equivalents at beginning of period	66,988	7,948,436

Cash and cash equivalents at end of period	$937,355	$2,368,114

Supplemental schedule of cash flows information:

Cash paid for interest	$534	$790

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to common stock	$2,100,000	$-

Conversion of accrued interest to common stock	$28,652	$-

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through June 30, 2016, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced negative cash flows from operating activities since its inception and has an accumulated deficit of approximately $99.1 million at June 30, 2016. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it enhances its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended June 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-01, “Financial Instruments” (“ASU 2016-01”). Equity investments not accounted for under the equity method of accounting will be measured at fair value, with changes in fair value recognized in current earnings. ASU 2016-01 becomes effective for fiscal years beginning after December 15, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial statements, results of operations or related financial statement disclosures.

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

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of June 30, 2016 were approximately $0.9 million, compared to approximately $0.1 million as of December 31, 2015. Based on resources at June 30, 2016 and the current plan of expenditure for continuing the development of the Company’s current product, the Company believes that its existing capital resources, including the proceeds resulting from the sale of common stock and warrants pursuant to the Purchase Agreement (see Note 10, below), are only sufficient to fund its operations into December 2016. The Company is therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, the Company will need substantial additional capital in order to complete the development and obtain regulatory approval of its product candidates, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or from a transaction in which it would license rights to its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations into December 2016 and beyond, management can provide no assurances that the Company will be successful in raising sufficient funds. If the Company is not successful, it may be required to discontinue its operations.

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

As of June 30, 2016 and 2015, potentially dilutive securities include:

	Six Months Ended June 30,
	2016	2015

Warrants to purchase common stock	4,455,231	4,455,231
Options to purchase common stock	88,648	-
Total potentially dilutive securities	4,543,879	4,455,231

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. In addition to the potentially dilutive securities, the aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted loss per common share at June 30, 2016 and 2015 were 53,532,229 and 31,678,957, respectively, as their exercise prices are greater than the fair market price per common share as of June 30, 2016 and 2015, respectively.

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

6. CONVERTIBLE NOTES PAYABLE

On October 21, 2015, the Company issued a series of 6% convertible promissory notes (the “6% Notes”) in the aggregate principal amount of $2,100,000 with an original maturity date of October 21, 2016. The 6% Notes were mandatorily convertible into shares of the Company’s equity securities upon the closing of a financing in which the Company received cumulative gross proceeds of at least $3,500,000 (a “Qualified Financing”), including the $2,100,000 from notes purchase, through the issuance of shares of its equity securities or any securities convertible or exchangeable for equity securities, of one or more series (“Equity Securities”). Contemporaneously with the closing of a Qualified Financing, the outstanding principal of the 6% Notes and all accrued but unpaid interest would automatically convert into the same kind of validly issued, fully paid and non-assessable Equity Securities as issued in the Qualified Financing at a conversion price equal to the per share or unit purchase price of the Qualified Financing. The Company incurred $12,528 of issuance costs related to the 6% Notes.

On January 12, 2016, in connection with the Company’s entry into the Stock Purchase Agreement (See note 8) the $2,100,000 principal balance and accrued interest of $28,652 under the 6% Notes was converted into 6,081,858 shares of the Company’s common stock at a per share price of $0.35 per share. In addition the remaining unamortized issuance costs of $10,091 was expensed.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2016.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of June 30, 2016:

		Quoted Market
		Prices in Active	Significant Other	Significant Other
	Fair Value	Markets	Observable Inputs	Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant liability - 2012 Series A	$1,565,827	$-	$-	$1,565,827
Warrant liability - 2012 placement agent	3,689	-	-	3,689
Warrant liability - 2013 Series D	2,958,572	-	-	2,958,572
Warrant liability - 2013 placement agent	2,823	-	-	2,823
Total	$4,530,911	$-	$-	$4,530,911

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

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at June 30, 2016:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Class B

Balance at January 1, 2015	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized appreciation/(depreciation)	(1,920,837)	(25,737)	(25,737)	(15,362)	(12,381)	(1,753,969)	(59,585)	(28,066)
Balance at December 31, 2015	$4,750,687	$-	$2,985,512	$3,545	$-	$1,753,969	$7,661	$-
Total gains or losses:
Unrealized appreciation/(depreciation)	(219,776)		(26,940)	(722)		(188,142)	(3,972)
Balance at June 30, 2016	$4,530,911	$-	$2,958,572	$2,823	$-	$1,565,827	$3,689	$-

Value per Warrant	$0.106	$-	$0.123	$0.043	$-	$0.086	$0.013	$-

8. STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2016, the Company had 41,562,613 shares of common stock issued and outstanding and approximately 58,076,108 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

On January 12, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of 21,153,997 shares of the Company’s common stock (the “Shares”), at a purchase price of $0.35 per Share for an aggregate gross proceeds of approximately $7.4 million, including approximately $2.1 million from the automatic conversion of outstanding promissory notes and accrued interest. The number of Shares sold pursuant to the Purchase Agreement included an aggregate of 6,081,858 Shares that were issued upon the automatic conversion of the Company’s 6% Notes issued in the principal amount of $2.1 million and $28,652 of accrued interest.

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

Pursuant to the 2012 Purchase Agreement for the sale and issuance of 8% Senior Convertible Debentures, the Company issued five-year Series A warrants to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B warrants (together with the Series A warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. Further in accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series A warrants was reduced to $1.36 per share and the aggregate number of shares underlying such warrants was increased to 18,207,273 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2012 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $1.6 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the 2012 Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The 2012 Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million at June 30, 2016 and December 31, 2015, respectively.

Under the terms of the 2013 Purchase Agreement for the issuance and sale of common stock, each Purchaser received Series D and Series E Warrants and had the option to elect to receive a Series C Warrant in lieu of a Share in connection with each Unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014, which exercise date was subsequently extended by the Company to January 31, 2015. The initial exercise price of the Series E Warrants was $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series D warrants was reduced from $4.00 to $2.14 per share and the aggregate number of shares underlying such warrants was increased from 12,868,585 to 24,053,398 shares. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D Warrants to be approximately $3.0 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively. The 2013 Series E warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015.

The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2016:

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

9. STOCK BASED COMPENSATION

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

The 2005 Plan expired on March 31, 2016 with 7,018,549 options outstanding which will continue to vest. No further awards will be made pursuant to this plan.

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

Any employee, director, or consultant may participate in the 2016 Plan; provided, however, that only employees are eligible to receive incentive stock options. Additionally, the Company may grant certain performance-based awards to “covered employees” in compliance with Section 162(m) of the Internal Revenue Code. These covered employees include our executive officers. No person may be granted options, stock appreciation rights, restricted stock awards, restricted stock units or performance awards under the 2016 Plan for more than 4,000,000 shares of common stock in any calendar year.

The term of stock options granted under the 2016 Plan cannot exceed 10 years. Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of three to four years. Incentive stock options may not be granted after March 13, 2026.

As of June 30, 2016, there are 5,007,743 shares available for future grants and awards under the 2016 Plan, which covers stock options, warrants and restricted stock awards.

Stock-based compensation costs under the Plans for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Research and development	$215,388	$284,947	$387,209	$554,750
General and administrative	797,544	672,004	1,534,156	1,368,209

Total	$1,012,932	$956,951	$1,921,365	$1,922,959

The Company grants stock options to employees and members of the Board of Directors with the exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of 10 years from the grant date. Options granted to employees generally vest over a three- year period and options granted to members of the Board of Directors vest in equal monthly installments over a one-year period from the date of grant. Options to members of the Board of Directors are granted on an annual basis and represent compensation for services performed on the Board of Directors. Compensation cost for stock options is charged against operations on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of the stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

In addition during the six months ended June 30, 2016 the Company granted stock options that contain market conditions (“Market Options”) to members of senior management with the exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. The Market Options granted have a term of 10 years from the grant date. The exercisability of Market Options is contingent upon the exercisability of the Company’s outstanding warrants. Compensation cost for Market Options is charged against operations over the implicit, explicit or derived requisite service period unless the market condition is satisfied at an earlier date, in which case any unrecognized compensation cost would be recognized immediately upon satisfaction of the market condition. If the requisite service is not rendered, all previously recognized compensation cost would be reversed. If the requisite service is rendered, the recognized compensation is not reversed even if the market condition is never satisfied. The Company utilized a Monte Carlo simulation model for the valuation of market options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The Company issued the following stock options during the three and six month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Stock Options	2,371,151	-	2,459,799	-
Market Options	1,621,106	-	1,621,106	-
Total granted	3,992,257	-	4,080,905	-

The Company estimated the fair value of the stock options granted using the Black-Scholes option-pricing model. The Company estimated the fair value of the Market Options granted using the Monte Carlo simulation model. The following key assumptions were used for both option grants for the three and six months ended June 30, 2016 as no options were granted in the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Expected volatility	85% - 156%	N/A	82% - 156%	N/A
Expected term	6 - 10 years	N/A	6 - 10 years	N/A
Dividend yield	0.0%	N/A	0.0%	N/A
Risk- free interest rate	1.14% - 1.58%	N/A	1.14% - 1.58%	N/A
Stock price	0.37	N/A	$0.30 - $0.37	N/A
Forfeiture rate	0.0%	N/A	0.0%	N/A

A summary of the status of the options issued under the Company’s Plans at June 30, 2016, and information with respect to the changes in options outstanding, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2015	7,027,658	$2.57	$-
Granted	4,080,905	0.37	886
Exercised	-	-	-
Cancelled	(97,757)	2.23	-
Options outstanding at June 30, 2016	11,010,806	$1.76	$886

Options vested and expected to vest at June 30, 2016	11,010,806	$1.76	$886

Exercisable at June 30, 2016	5,997,540	$2.59	$123

Shares available for grant under the 2016 Plan	5,007,743

The following table summarizes information about stock options outstanding at June 30, 2016:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.30	88,648	9.53	$0.30	12,312	$0.30
$0.36	48,399	9.35	$0.36	9,410	$0.36
$0.37	4,017,257	9.77	$0.37	103,397	$0.37
$0.85	136,785	8.35	$0.85	72,192	$0.85
$1.30	100,000	8.27	$1.30	50,000	$1.30
$2.40	5,097,075	6.71	$2.40	4,485,864	$2.40
$2.90	1,420,259	7.57	$2.90	1,161,982	$2.90
$8.00	65,000	4.07	$8.00	65,000	$8.00
$19.38	37,383	1.78	$19.38	37,383	$19.38

Total	11,010,806	7.97	$1.76	5,997,540	$2.59

The grant date fair value of options vested under the Plans was approximately $938,939 and $974,425 for the three months ended June 30, 2016 and 2015, and $1,850,088 and $2,655,262 for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $2,737,129 which is expected to be recognized over a weighted-average vesting period of 2.8 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

10. SUBSEQUENT EVENT

On August 15, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of 7,929,993 units of the Company’s securities (the “Units”), at a per unit price of $0.35, with each unit consisting of one share of the Company’s common stock (the “Shares”) and a five-year warrant to purchase, at an exercise price of $0.4375 per share, one-half share of the Company’s common stock, rounded down to the nearest whole share (the “Warrant Shares”). The Company closed on the purchase and sale of 6,286,423 Units on August 15, 2016, resulting in aggregate gross proceeds of approximately $2.2 million. The closing on the sale of the remaining 1,643,570 Units subject to the Purchase Agreement (for an aggregate gross purchase price of approximately $575,000) is subject to the satisfaction of customary closing conditions, including the effectiveness of a registration statement under the Securities Act of 1933, as amended, covering the resale by the Purchasers of the Shares and Warrant Shares. In addition to such conditions, the Purchase Agreement contains such other customary representations, warranties and covenants by each of the Company and the Purchasers.

The Purchasers included several officers and directors of the Company, or entities affiliated with officers and directors of the Company All such officers and directors made such investment on the same terms as all other Purchasers under the Purchase Agreement.

In connection with the entry into the Purchase Agreement, and as contemplated thereby, on August 15, 2016, the Company entered into a Registration Rights Agreement with the Purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file, on or before October 14, 2016 (the “Filing Date”), a registration statement under the Securities Act covering the resale of the Shares (the “Registration Statement”), and to cause such Registration Statement to be declared effective by the Commission as soon as practicable thereafter, but not later than 120 days following the date of the Registration Rights Agreement (the “Effectiveness Date”). If the Company does not file the Registration Statement by the Filing Date or obtain its effectiveness by the Effectiveness Date, then the Company is required to pay liquidated damages to the Purchasers in an amount equal to 1% of the aggregate purchase price paid by such Purchaser for the Shares per month until the Registration Statement is filed or declared effective, as applicable, subject to a maximum of 10% of the aggregate purchase price paid by each Purchaser for the Units. The Company is required to maintain the effectiveness of the Registration Statement until all of the shares covered thereby are sold or may be sold pursuant to Rule 144 under the Securities Act without volume or manner-of-sale restrictions and without the requirement that the Company be in compliance with the current public information requirements of Rule 144.

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

In April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at three sites in the United Kingdom, led by the Royal Marsden NHS Foundation Trust in London. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The Phase I component of the study evaluated onapristone extended-release tablet formulations in five dose levels (10-50 mg, twice daily) in patients with prostate cancer and has completed enrollment. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase I setting with an expansion phase. In addition, the protocol also includes a Phase II cohort of patients that will be enrolled to gain additional understanding of the onapristone as a potential treatment in men with CRPC. The Phase II aspect of the study includes a component that will evaluate the combination of onapristone plus Zytiga® (abiraterone acetate) in men who have had evidence of progression of disease while on abiraterone acetate. The ongoing phase 2 clinical trial evaluating the combination of onapristone plus abiraterone acetate has completed the lead-in phase at 30 mg BID of onapristone plus “full dose” abiraterone acetate (5 patients) and the independent data review committee (DRC) found the combination safe and recommended moving forward with the 50 mg BID onapristone dose. The onapristone 50 mg BID plus “full dose” abiraterone acetate cohort is currently accruing patients in the UK and US. It is anticipated that the DRC will have safety data from first group of patients (approximately 6 patients) treated at the 50 mg BID dose of onapristone in combination with abiraterone acetate for review in September 2016. Another component of this Phase II aspect of the study will further evaluate the safety profile and potential anti-cancer activity of single agent onapristone in men with advanced CRPC after failure of abiraterone or enzalutamide. Screening of patients under the amended study protocol began in the first quarter of 2016 and the Phase II study will include approximately 75 patients.

In addition, in December 2014, we enrolled the first patient in the expansion phase of our ongoing Phase I/II clinical trial evaluating onapristone in women with progesterone receptor (PR) expressing tumors. The protocol was subsequently amended to include a formal Phase II study in patients with recurrent or metastatic endometrioid tumors that have been shown to express PR, and who have received no more than one prior chemotherapy and no prior hormone therapy. Patients in the Phase II endometrioid cancer component of the study received 50mg of extended release onapristone twice daily, the dose determined by an independent data review committee to be safely administered to patients based on the results of the Phase I component of this study. The study also incorporated a diagnostic test targeting women with tumors expressing APR, which was intended to select those patients more likely to respond to onapristone treatment. In April 2016, we determined to close this clinical trial to further accrual in order to focus our resources on our prostate cancer program.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended June 30, 2016 and 2015 were approximately $1.3 million and $1.3 million, respectively. Spending was flat for the second quarter of 2016 over the same period in 2015.

G&A expenses for each of the six month periods ended June 30, 2016 and 2015 were approximately $2.5 million and $2.7 million, respectively. The decrease of approximately $0.2 million for the first six months of 2016 over the same period in 2015 is primarily the result of decreased compensation expense.

Research and Development Expenses. R&D expenses for each of the three month periods ended June 30, 2016 and 2015 were approximately $2.1 million and $2.6 million, respectively. The decrease of approximately $0.5 million for the second quarter of 2016 compared to the same period in 2015 is primarily due to a decrease in spending for our lead product candidate, onapristone and general research and development. Total direct onapristone development costs for the quarter ended June 30, 2016 were approximately $1.6 million compared to approximately $1.8 million for the quarter ended June 30, 2015. This decrease of approximately $0.2 million over the same period of 2015 is primarily due to decreased spending on pre-clinical and non-clinical research activities mostly offset by costs associated with terminating onapristone’s Phase I/II clinical trial evaluating onapristone in women with progesterone receptor (PR) expressing tumors. The company also incurred lower compensation costs of $0.3 million in 2016 over the same period of 2015.

R&D expenses for the six month periods ended June 30, 2016 and 2015 were approximately $3.6 million and $5.1 million, respectively. The decrease of approximately $1.5 million for the first six months of 2016 compared to the same period in 2015 is primarily due to a decrease in spending for our lead product candidate, onapristone and general research and development. Total direct onapristone development costs for the first six months ended June 30, 2016 were approximately $2.6 million compared to approximately $3.4 million for the first six months ended June 30, 2015. This decrease of approximately $0.8 million over the same period of 2015 is primarily due to decreased spending on pre-clinical and non-clinical research activities. The company also incurred lower compensation costs of $0.5 million in 2016 over the same period of 2015.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and six month periods ended June 30, 2016 and 2015, as well as the cumulative amounts since we began development of each product candidate through June 30, 2016. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs (the amounts stated are expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative
					amounts during
	2016	2015	2016	2015	development

Onapristone	$1,607	$1,836	$2,629	$3,438	$34,416
Other R&D Projects	139	204	304	510	26,193
Unallocated R&D	310	608	667	1,175	16,807
Total	$2,056	$2,648	$3,600	$5,123	$77,416

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

Interest Income. Interest income for the three months ended June 30, 2016 and 2015 was $947 and $2,573 respectively. The decrease in interest income compared to the same period in 2015 is primarily due to lower average cash balances held during 2016 compared to the same period of 2015.

Interest income for the six months ended June 30, 2016 and 2015 was $2,986 and $7,095 respectively. The decrease in interest income compared to the same period in 2015 is primarily due to lower average cash balances held during 2016 compared to the same period of 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 and 2015 was $250 and $380 respectively. The decrease in interest expense in 2016 over 2015 is the result of lower interest expense on capitalized leases.

Interest expense for the six months ended June 30, 2016 and 2015 was $14,768 and $790 respectively. The increase in interest expense in 2016 over 2015 is the result of interest expense and amortization of financing costs associated with convertible notes issued in October, 2015.

Other Income (Expense). Other income for the three months ended June 30, 2016 was approximately $1.2 million compared to other income of approximately $0.5 million for the three months ended June 30, 2015. The change in 2016 over 2015 is related to noncash adjustments to the warrant liability primarily driven by increased number of warrants outstanding.

Other income for the six months ended June 30, 2016 was approximately $0.3 million compared to other income of approximately $1.0 million for the six months ended June 30, 2015. The change in 2016 over 2015 is related to noncash adjustments to the warrant liability primarily driven by lower valuation price per warrant outstanding.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2016 and December 31, 2015 and our net changes in cash and cash equivalents for the three and six months ended June 30, 2016 and 2015 (the amounts stated are expressed in thousands):

	June 30,	December 31,
Liquidity and capital resources	2016	2015

Cash and cash equivalents	$937	$67
Working capital	(716)	(3,903)
Stockholders' deficit	(5,219)	(8,624)

	Six Months Ended June 30,
Cash flow data	2016	2015

Cash used in:
Operating activities	$(4,335)	$(5,579)
Investing activities	-	-
Financing activities	5,205	(2)
Net increase/decrease in cash and cash equivalents	$870	$(5,580)

Our total cash resources as of June 30, 2016 were approximately $0.9 million compared to approximately $0.1 million as of December 31, 2015. As of June 30, 2016, we had approximately $6.3 million in liabilities (of which approximately $4.5 million represented non-cash derivative liabilities), and a negative net working capital of approximately $0.7 million. We realized net loss of approximately $5.9 million and had negative cash flow from operating activities of $4.3 million for the six months ended June 30, 2016. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conduct of additional pre-clinical studies and clinical trials.

From inception through June 30, 2016, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

In January 2016, we completed a private placement of 21,153,997 shares of our common stock at a purchase price of $0.35 per share for an aggregate gross proceeds of approximately $7.4 million, including the satisfaction of $2.1 million of indebtedness represented by convertible notes that we issued in October 2015. The number of shares sold in the private placement included an aggregate of 6,081,858 shares that were issued upon the automatic conversion of the Company’s convertible notes issued in the principal amount of $2.1 million and $28,652 of accrued interest.

On August 15, 2016, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue and sell in a private placement 7,929,993 units of our securities at a price of $0.35 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one-half share (rounded to the nearest whole share) of common stock at an exercise price of $0.4375 per share. On August 15, 2016, we closed on the sale of 6,286,423 units, resulting in proceeds to us of approximately $2.2 million. The closing on the sale of the remaining 1,643,570 units, which will result in additional gross proceeds to us of approximately $575,000, is subject to the satisfaction of customary closing conditions, including the effectiveness of a registration statement under the Securities Act covering the resale of the shares and warrant shares sold pursuant to the purchase agreement.

Based on our current development plans, we believe our existing cash resources, including the $2.8 million proceeds received, or to be received, pursuant to the August 2016 securities purchase agreement, are sufficient to fund our operations into December 2016. The Company is therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, the Company will need substantial additional capital in order to complete the development and obtain regulatory approval of its product candidates, if ever. Based on the various options for future clinical studies of onapristone, AR-12 and AR-42, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2016.

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

Stock-Based Compensation

Our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants. We have issued stock options to employees, directors, consultants and Scientific Advisory Board members under two stock option plans.

We expense the fair value of employee stock-based compensation over the vesting period. When more precise pricing data is unavailable, we determine the fair value of stock options using either the Black-Scholes option-pricing model or Monte Carlo simulation model. These valuation models require us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.

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

We are in immediate need of additional financing to fund our continuing operations beyond December 2016, and substantial additional capital in order to complete the development of any of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

We are in immediate need of additional capital to fund our operations. As of June 30, 2016, we had approximately $0.9 million in cash and cash resources, and a negative net working capital of approximately $0.7 million. During the year ended December 31, 2015 and the six months ended June 30, 2016, we had negative cash flow from operating activities of $10.0 million and $4.3 million, respectively, and we expect our negative cash flows from operations to continue for the foreseeable future. Including the $2.8 million of proceeds received, or that will be received, from our August 2016 private placement, we believe that our existing capital is only sufficient to fund our operations into December 2016 based on the current plan of expenditure on continuing development of the current product candidates. We are therefore in immediate need of additional capital. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1	Amendment to Arno Therapeutics, Inc. 2016 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through June 30, 2016, (iv) Condensed Statements of Cash Flows for the three and six months ended June 30, 2016 and June 30, 2015, and (v) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: August 22, 2016	By:	/s/ Alexander A. Zukiwski
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

10.1	Amendment to Arno Therapeutics, Inc. 2016 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through June 30, 2016, (iv) Condensed Statements of Cash Flows for the three and six months ended June 30, 2016 and June 30, 2015, and (v) Notes to Condensed Financial Statements.

