Form 10-Q
period 2016-09-30
Arno Therapeutics, Inc
filed 2016-11-14
CIK 1195116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 9, 2016, there were 49,349,749 shares of common stock, par value $0.0001 per share, of Arno Therapeutics, Inc. issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARNO THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,124,079	$66,988
Prepaid expenses and other current assets	203,354	260,694

Total current assets	2,327,433	327,682

Property and equipment, net	17,741	23,103
Security deposit	10,455	10,455

Total assets	$2,355,629	$361,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,065,320	$1,010,215
Accrued expenses and other current liabilities	455,737	1,124,690
Convertible notes, net of financing costs of $10,091 at December 31, 2015	-	2,089,909
Capital lease obligation- short term	4,306	3,853
Deferred rent	2,084	1,910

Total current liabilities	1,527,447	4,230,577

Capital lease obligation- long term	782	4,070
Derivative liabilities	6,541,644	4,750,687

Total liabilities	8,069,873	8,985,334

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 35,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,849,036 and 20,408,616 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	8,213	5,469
Common stock subscribed (428,571 shares subscribed as of September 30, 2016)	150,000	-
Additional paid-in capital	97,122,946	84,665,390
Accumulated deficit	(102,995,403)	(93,294,953)

Total stockholders' deficit	(5,714,244)	(8,624,094)

Total liabilities and stockholders' deficit	$2,355,629	$361,240

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$1,115,623	$1,792,758	$4,716,112	$6,915,408
General and administrative	1,115,644	1,082,031	3,650,975	3,800,865

Total operating expenses	2,231,267	2,874,789	8,367,087	10,716,273

Loss from operations	(2,231,267)	(2,874,789)	(8,367,087)	(10,716,273)

Other income/(expense):
Interest income	904	530	3,889	7,625
Interest expense	(214)	(349)	(14,982)	(1,139)
Other income/(expense), net	(1,618,438)	2,195,301	(1,322,270)	3,196,814

Total other income/(expense)	(1,617,748)	2,195,482	(1,333,363)	3,203,300

Net loss	$(3,849,015)	$(679,307)	$(9,700,450)	$(7,512,973)

Net loss per share - basic & diluted	$(0.09)	$(0.03)	$(0.23)	$(0.37)

Weighted-average shares outstanding- basic & diluted	44,705,825	20,408,616	41,691,545	20,408,616

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited)

					COMMON	ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		STOCK	PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SUBSCRIBED	CAPITAL	DEFICIT	DEFICIT

Balance at January 1, 2016	-	-	20,408,616	$5,469	$-	$84,665,390	$(93,294,953)	$(8,624,094)

Issuance of common shares upon conversion of note payable and accrued interest			6,081,858	608		2,128,044		2,128,652

Issuance of common shares pursuant to a stock purchase agreement, net of issuance costs of $68,251			15,072,139	1,507		5,205,492		5,206,999

Common stock and warrants sold in private placement, net of issuance costs of $22,413			6,286,423	629		2,177,208		2,177,837

Common shares subscribed					150,000			150,000

Net loss	-	-	-	-		-	(9,700,450)	(9,700,450)

Stock based compensation for services	-	-	-	-		2,946,812	-	2,946,812

Balance at September 30, 2016	-	-	47,849,036	$8,213	$150,000	$97,122,946	$(102,995,403)	$(5,714,244)

See accompanying notes to the unaudited condensed financial statements.

ARNO THERAPEUTICS, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,700,450)	$(7,512,973)

Adjustment to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,362	5,822
Stock-based compensation	2,946,812	2,857,289
Change in fair value of derivative liability	1,790,957	(3,186,087)
Amortization of financing costs	10,091	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	57,340	6,876
Accounts payable	55,105	432,846
Accrued expenses	(640,301)	(426,833)
Deferred rent	174	341
Net cash used in operating activities	(5,474,910)	(7,822,719)

Cash flows from financing activities:
Payment of capital lease obligation	(2,835)	(2,445)
Proceeds from issuance of common stock and Series F warrants in private placement, net of issuance costs of $22,413	2,177,837	-
Proceeds from subscription of common stock	150,000	-
Proceeds from issuance of common stock, net of issuance costs of $68,251	5,206,999	-
Net cash provided by (used in) financing activities	7,532,001	(2,445)

Net increase (decrease) in cash and cash equivalents	2,057,091	(7,825,164)
Cash and cash equivalents at beginning of period	66,988	7,948,436

Cash and cash equivalents at end of period	$2,124,079	$123,272

Supplemental schedule of cash flows information:

Cash paid for interest	$748	$1,139

Supplemental schedule of non-cash investing and financing activities:

Conversion of notes payable to common stock	$2,100,000	$-
Conversion of accrued interest to common stock	$28,652	$-

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has not yet generated any revenue from the sale of products and, through September 30, 2016, its efforts have been principally devoted to developing its licensed technologies and raising capital. The Company has experienced negative cash flows from operating activities since its inception and has an accumulated deficit of approximately $103.0 million at September 30, 2016. The Company expects to incur substantial and increasing losses and to have negative net cash flows from operating activities as it enhances its technology portfolio and engages in further research and development activities, particularly from conducting clinical trials, manufacturing activities and pre-clinical studies.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Arno’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended September 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.

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

In August 2016, the FASB issued an update to Statement of Cash Flows (Topic 230). Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance in the presentation and classification of eight specific cash flow issues in the statement of cash flows. ASU 2016-15 will take effect for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

3. LIQUIDITY AND CAPITAL RESOURCES

Cash resources as of September 30, 2016 were approximately $2.1 million, compared to approximately $0.1 million as of December 31, 2015. Based on resources at September 30, 2016 and the current plan of expenditure for continuing the development of the Company’s current product, the Company believes that its existing capital resources, including the $3.0 million of proceeds received, or that will be received, from our August 2016 Purchase Agreement, are only sufficient to fund its operations into January 2017. The Company is therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, the Company will need substantial additional capital in order to complete the development and obtain regulatory approval of its product candidates, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or from a transaction in which it would license rights to its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The long-term success of the Company depends on its ability to develop new products to the point of regulatory approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these developmental efforts. Management plans to raise additional capital either by selling shares of its stock or other securities, issuing additional indebtedness or by licensing the rights to one or more of its product candidates to finance the continued operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s product candidates, acquire rights to additional product candidates and for other working capital purposes. While the Company will extend its best efforts to raise additional capital to fund all operations into January, 2017 and beyond, management can provide no assurances that the Company will be successful in raising sufficient funds. If the Company is not successful, it may be required to discontinue its operations.

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

As of September 30, 2016 and 2015, potentially dilutive securities include:

	Nine Months Ended September 30,
	2016	2015

Warrants to purchase common stock	7,598,439	4,455,231
Options to purchase common stock	4,154,304	-
Total potentially dilutive securities	11,752,743	4,455,231

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. In addition to the potentially dilutive securities, the aggregate number of common equivalent shares (related to options and warrants) that have been excluded from the computations of diluted loss per common share at September 30, 2016 and 2015 were 56,585,279 and 30,707,113, respectively, as their exercise prices are greater than the fair market price per common share as of September 30, 2016 and 2015, respectively.

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

AR-67 License Agreement

During the nine months ended September 30, 2016, the Company sold to a third party for approximately $500,000 the Company’s research data related to AR-67, a product candidate the development of which was halted by the Company and the license to which was terminated in 2012. The proceeds from the sale have been recorded as a component of other income in the condensed statement of operations.

6. CONVERTIBLE NOTES PAYABLE

On October 21, 2015, the Company issued a series of 6% convertible promissory notes (the “6% Notes”) in the aggregate principal amount of $2,100,000 with an original maturity date of October 21, 2016. The 6% Notes provided for automatic conversion into shares of the Company’s equity securities upon the closing of a “qualified financing,” defined as one in which the Company received cumulative gross proceeds of at least $3,500,000 (including the $2,100,000 of proceeds from the sale of the 6% Notes) through the issuance of shares of its equity securities, either alone or as part of units with other equity or equity-linked securities of the Company, at a conversion price equal to the price paid by investor for such equity securities in the qualified financing. The Company incurred $12,528 of issuance costs related to the 6% Notes.

On January 12, 2016, in connection with the Company’s entry into the January 2016 Purchase Agreement (See Note 8) the $2,100,000 principal balance and accrued interest of $28,652 under the 6% Notes was converted into 6,081,858 shares of the Company’s common stock at a per share price of $0.35 per share. In addition the remaining unamortized issuance costs of $10,091 was expensed.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company defines fair value as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2016.

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

The Company has determined the fair value of certain liabilities using the market approach. The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value September 30, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Warrant liability - 2012 Series A	$2,079,948	$-	$-	$2,079,948
Warrant liability - 2012 placement agent	3,689	-	-	3,689
Warrant liability - 2013 Series D	4,454,068	-	-	4,454,068
Warrant liability - 2013 placement agent	3,939	-	-	3,939
Total	$6,541,644	$-	$-	$6,541,644

The following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Warrant liability - 2012 Series A	$1,753,969	$-	$-	$1,753,969
Warrant liability - 2012 placement agent	7,661	-	-	7,661
Warrant liability - 2013 Series D	2,985,512	-	-	2,985,512
Warrant liability - 2013 placement agent	3,545	-	-	3,545
Total	$4,750,687	$-	$-	$4,750,687

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of losses included in income attributable to unrealized depreciation that relate to those liabilities held at September 30, 2016:

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

	Total			2013			2012
	Warrant	2013	2013	Placement	2012	2012	Placement	2010
	Liability	Series E	Series D	Agent	Series B	Series A	Agent	Class B

Balance at January 1, 2015	$6,671,524	$25,737	$3,011,249	$18,907	$12,381	$3,507,938	$67,246	$28,066
Total gains or losses:
Unrealized appreciation/(depreciation)	(1,920,837)	(25,737)	(25,737)	(15,362)	(12,381)	(1,753,969)	(59,585)	(28,066)
Balance at December 31, 2015	$4,750,687	$-	$2,985,512	$3,545	$-	$1,753,969	$7,661	$-
Total gains or losses:
Unrealized appreciation/(depreciation)	1,790,957		1,468,556	394		325,979	(3,972)
Balance at September 30, 2016	$6,541,644	$-	$4,454,068	$3,939	$-	$2,079,948	$3,689	$-

Value per Warrant	$0.132	$-	$0.157	$0.060	$-	$0.099	$0.013	$-

8. STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2016, the Company had 47,849,036 shares of common stock issued and outstanding and approximately 68,338,022 shares of common stock reserved for issuance upon the exercise of outstanding options and warrants.

On January 12, 2016, the Company entered into a Stock Purchase Agreement (the “January 2016 Purchase Agreement”) with certain purchasers identified therein (the “Purchasers”) pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of 21,153,997 shares of the Company’s common stock at a purchase price of $0.35 per share for an aggregate gross proceeds of approximately $7.4 million, including $2,128,652 from the automatic conversion of the outstanding principal and accrued and unpaid interest under the 6% Notes. An aggregate of 6,081,858 shares were sold under the January 2016 Purchase Agreement pursuant to the conversion of the 6% Notes sold pursuant to the January 2016 Purchase Agreement.

On August 15, 2016, the Company entered into a Securities Purchase Agreement (the “August 2016 Purchase Agreement”) with certain purchasers pursuant to which it agreed to issue and sell in a private placement 8,501,421 units of its securities at a price of $0.35 per unit, with each unit consisting of one share of common stock and a five-year Series F Common Stock Purchase Warrant to purchase one-half share (rounded to the nearest whole share) of common stock at an exercise price of $0.4375 per share (the” Series F Warrants”). On August 15 the Company closed on the sale of 6,286,423 units for proceeds of approximately $2.2 million and on October 4, 2016 the Company closed on the sale of 285,714 units for an additional $100,000 in proceeds. In connection with the October closing the Company received $150,000 of the proceeds prior to September 30, 2016 and has recorded the proceeds as a stock subscription as of September 30, 2016. The closing on the sale of the remaining 1,929,284 units, which will result in additional gross proceeds to us of approximately $675,250, is subject to the satisfaction of customary closing conditions, including the effectiveness of a registration statement under the Securities Act covering the resale of the shares and warrant shares sold pursuant to the purchase agreement. The Company filed a registration statement covering such shares on October 12, 2016 and it was declared effective by the Securities and Exchange Commission on November 3, 2016. On November 4, 2016, the Company closed on 1,214,999 units, which resulted in additional gross proceeds to the Company of approximately $425,250. There are 714,285 units ($250,000 in proceeds) subject to the August 2016 Purchase Agreement that remain to be closed upon.

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

Pursuant to the 2012 Purchase Agreement for the sale and issuance of 8% Senior Convertible Debentures, the Company issued five-year Series A Common Stock Purchase Warrants (The “Series A Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $4.00 per share and 18-month Series B Common Stock Purchase Warrants (The “Series B Warrants” and together with the Series A Warrant, the “2012 Warrants”) to purchase an aggregate of approximately 6,190,500 shares of common stock at an initial exercise price of $2.40 per share. The terms of the 2012 Warrants contain a “full-ratchet” anti-dilutive price adjustment provision. In accordance with such full-ratchet anti-dilution provision, in the event that the Company sells or issues additional shares of common stock, including securities convertible or exchangeable for common stock (subject to customary exceptions), at a per share price less than the applicable 2012 Warrant exercise price, such warrant exercise price will be reduced to an amount equal to the issuance price of such subsequently issued shares; after such time as the Company has raised at least $12 million in additional equity financing, the 2012 Warrants are subject to further anti-dilution protection based on a weighted-average formula. Further, the anti-dilution provisions of the 2012 Warrants provide that, in addition to a reduction in the applicable exercise price, the number of shares purchasable thereunder is increased such that the aggregate exercise price of the warrants (exercise price per share multiplied by total number of shares underlying the warrants) remained unchanged. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2013 Purchase Agreement, the exercise price of the Series A Warrants was reduced to $2.40 per share and the aggregate number of shares underlying such warrants was increased to 10,317,464 shares. Further in accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series A Warrants was reduced to $1.36 per share and the aggregate number of shares underlying such warrants was increased to 18,207,273 shares. In August, 2016 further in accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Securities Agreement, the exercise price of the Series A Warrants was reduced to $1.18 per share and the aggregate number of shares underlying such warrants was increased to 21,009,562 shares. The 2012 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2012 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $2.1 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively. The Debentures were converted to common stock in 2013. At the time of the conversion of the Debentures, the expiration date of the Series B Warrants was extended to October 31, 2014, and was thereafter further extended to January 31, 2015. The Series B warrants, representing the right to purchase an aggregate of approximately 6,190,500 shares of common stock, expired unexercised on January 31, 2015.

In connection with the sale of the Debentures and 2012 Warrants, the Company engaged Maxim Group LLC, or Maxim, to serve as placement agent. In consideration for its services, the Company paid Maxim a placement fee of $1,035,000. In addition, the Company issued to an affiliate of Maxim 7,500 shares of common stock and five-year warrants to purchase an additional 283,750 shares of common stock at an initial exercise price of $2.64 per share. The warrants issued to Maxim are in substantially the same form as the 2012 Warrants issued to the investors, except that they do not include certain anti-dilution provisions contained in the investors’ 2012 Warrants. However, the placement warrants do contain a provision that could require the Company to repurchase the warrants from the holder in connection with a sale of the Company or similar transaction. As a result of such repurchase provision, the Company is required to record the fair value of such warrants as a liability on the accompanying balance sheet. Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability to be approximately $0.0 million at September 30, 2016 and December 31, 2015, respectively.

Under the terms of the 2013 Purchase Agreement for the issuance and sale of common stock, each Purchaser received Series D Common Stock Purchase Warrant (a “Series D Warrant”) and a Series E Common Stock Warrant (a “Series E Warrant” and together with the Series D Warrant, the “2013 Warrants”)) and had the option to elect to receive a Series C Common Stock Purchase Warrant (a “Series C Warrant”) in lieu of a share in connection with each unit it purchased. The Series C Warrants have a five-year term and are exercisable at an initial exercise price of $0.01 per share. The Series D Warrants have a five-year term and are exercisable at an initial exercise price of $4.00 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The Series E Warrants were initially exercisable until October 31, 2014, which exercise date was subsequently extended by the Company to January 31, 2015. The initial exercise price of the Series E Warrants was $2.40 per share, subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances (as described below). The applicable exercise price of the Series D Warrants and Series E Warrants (but not the Series C Warrants) is subject to a weighted-average price adjustment in the event the Company makes future issuances of common stock or rights to acquire common stock (subject to certain exceptions) at a per share price less than the applicable warrant exercise price. In accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the 2016 Purchase Agreement, the exercise price of the Series D warrants was reduced from $4.00 to $2.14 per share and the aggregate number of shares underlying such warrants was increased from 12,868,585 to 24,053,398 shares. Further in accordance with the terms of this anti-dilution provision and as a result of the Company’s issuances under the August 2016 Purchase Agreement, the exercise price of the Series D Warrants was reduced to $1.81 per share and the aggregate number of shares underlying such warrants was increased to 28,369,815 shares. The 2013 Warrants also contain a provision that may require the Company to repurchase such warrants from their holders in connection with a sale of the Company or similar transactions. As a result of such anti-dilution and repurchase provisions, the Company is required to record the fair value of the 2013 Warrants as a liability on the accompanying balance sheet. Because of this anti-dilution provision and the inherent uncertainty as to the probability of future common share issuances, the Black-Scholes option pricing model the Company uses for valuing stock options could not be used.  Management used a Monte Carlo simulation model and, in doing so, utilized a third-party valuation report to determine the warrant liability for the Series D Warrants to be approximately $4.5 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively. The Series E Warrants, representing the right to purchase an aggregate of 12,868,585 shares of common stock, expired unexercised on January 31, 2015. The 2013 Warrants are required to be exercised for cash, provided that if during the term of the Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Warrants, then the Warrants may be exercised on a cashless (net exercise) basis.

Pursuant to the terms of the August 2016 Purchase Agreement for the issuance and sale of common stock, the Company issued Series F Warrants to purchase an aggregate of approximately 3,145,208 shares of common stock. The Series F Warrants have a five-year term and are exercisable at an initial exercise price of $0.4375 per share, subject to adjustment for stock splits, combinations, recapitalization events. The Series F Warrants are required to be exercised for cash, provided that if during the term of the warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the Series F Warrants, then the warrants may be exercised on a cashless (net exercise) basis.

Below is a table that summarizes all outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2016:

Description	Grant Date	Warrants Issued	Exercise Price	Weighted Average Exercise Price	Expiration Date	Exercised	Warrants Outstanding
2012 Series A	11/26/2012	17,966,139	$1.1786	$1.1786	11/26/2017	-	17,966,139
2012 Placement	11/26/2012	261,250	$2.6400	$2.6400	11/26/2017	-	261,250
2012 Series A	12/18/2012	3,043,423	$1.1786	$1.1786	12/18/2017	-	3,043,423
2012 Placement	12/18/2012	22,500	$2.6400	$2.6400	12/18/2017	-	22,500
2013 Series C	10/29/2013	4,455,231	$0.0100	$0.0100	10/29/2018	-	4,455,231
2013 Series D	10/29/2013	28,369,815	$1.8144	$1.8144	10/29/2018	-	28,369,815
2013 Placement	10/29/2013	65,650	$2.6400	$2.6400	10/29/2018	-	65,650
2016 Series F	08/15/2016	3,143,208	$0.4375	$0.4375	08/15/2021	-	3,143,208
		57,327,216		$1.37		-	57,327,216

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

As of September 30, 2016, there are 5,007,743 shares available for future grants and awards under the 2016 Plan, which covers stock options, warrants and restricted stock awards.

Stock-based compensation costs under the Company’s equity incentive plans for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$220,960	$275,429	$703,324	$830,180
General and administrative	804,487	658,900	2,243,488	2,027,109

Total	$1,025,447	$934,329	$2,946,812	$2,857,289

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

In addition during the nine months ended September 30, 2016 the Company granted stock options to members of senior management that contain certain conditions to the exercisability of the shares subject thereto (“Contingent Options”) with the exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. The Contingent Options granted have a term of 10 years from the grant date. The Contingent Options are exercisable only to the extent that the Company’s outstanding Series A Warrants and Series D Warrants are exercised prior to their expiration. Compensation cost for the Contingent Options is charged against operations over the implicit, explicit or derived requisite service period unless the market condition is satisfied at an earlier date, in which case any unrecognized compensation cost would be recognized immediately upon satisfaction of the market condition. If the requisite service is not rendered, all previously recognized compensation cost would be reversed. If the requisite service is rendered, the recognized compensation is not reversed even if the market condition is never satisfied. The Company utilized a Monte Carlo simulation model for the valuation of market options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost.

The Company issued the following stock options during the three and nine month periods ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Stock Options	-	-	2,459,799	-
Contingent Options	-	-	1,621,106	-
Total granted	-	-	4,080,905	-

The Company estimated the fair value of the stock options granted using the Black-Scholes option-pricing model. The Company estimated the fair value of the Market Options granted using the Monte Carlo simulation model. The following key assumptions were used for both option grants for the nine months ended September 30, 2016 as no options were granted in the three months ended September 30, 2016 and the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Expected volatility	N/A	N/A	82% - 85%	N/A
Expected term	N/A	N/A	6 years	N/A
Dividend yield	N/A	N/A	0.0%	N/A
Risk- free interest rate	N/A	N/A	1.14% - 1.55%	N/A
Stock price	N/A	N/A	$0.30 - $0.37	N/A
Forfeiture rate	N/A	N/A	0.0%	N/A

A summary of the status of the options issued under the Company’s equity incentive plans at September 30, 2016, and information with respect to the changes in options outstanding, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2015	7,027,658	$2.57	$7,824
Granted	4,080,905	0.37	414,296
Exercised	-	-	-
Cancelled	(97,757)	2.23	-
Options outstanding at September 30, 2016	11,010,806	$1.76	$422,120

Options vested and expected to vest at September 30, 2016	11,010,806	$1.76	$422,120

Exercisable at September 30, 2016	6,658,434	$2.53	$30,677

Shares available for grant under the 2016 Plan	5,007,743

The following table summarizes information about stock options outstanding at September 30, 2016:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

$0.30	88,648	9.28	$0.30	19,699	$0.30
$0.36	48,399	9.09	$0.36	13,444	$0.36
$0.37	4,017,257	9.52	$0.37	258,496	$0.37
$0.85	136,785	8.09	$0.85	79,791	$0.85
$1.30	100,000	8.02	$1.30	59,375	$1.30
$2.40	5,097,075	6.46	$2.40	4,852,574	$2.40
$2.90	1,420,259	7.32	$2.90	1,272,672	$2.90
$8.00	65,000	3.82	$8.00	65,000	$8.00
$19.38	37,383	1.53	$19.38	37,383	$19.38

Total	11,010,806	7.72	$1.76	6,658,434	$2.53

The grant date fair value of options vested under the Company’s equity incentive plans was approximately $952,576 and $935,446 for the three months ended September 30, 2016 and 2015, and $2,802,664 and $3,590,708 for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, total unrecognized estimated compensation cost related to stock options granted prior to that date was approximately $1,784,552 which is expected to be recognized over a weighted-average vesting period of 2.5 years. This unrecognized estimated employee compensation cost does not include any estimate for forfeitures of performance-based stock options.

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

10. SUBSEQUENT EVENTS

As described above under “Note 8, Stockholders’ Equity - Common Stock,” on October 4, 2016, the Company closed on the sale of an additional 285,714 shares of common stock and Series F Warrants to purchase 142,857 shares of common stock pursuant to the August 2016 Purchase Agreement, resulting in gross proceeds of $100,000. The closing on the sale of the remaining 1,929,284 units, which will result in additional gross proceeds to us of approximately $675,250, is subject to the satisfaction of customary closing conditions, including the effectiveness of a registration statement under the Securities Act covering the resale of the shares and warrant shares sold pursuant to the purchase agreement.

The registration statement covering such shares and warrant shares was declared effective on November 3, 2016 by the Securities and Exchange Commission. The Company closed on the sale of 1,214,999 units on November 4, 2016, which resulted in additional gross proceeds to us of approximately $425,250. There are 714,285 units ($250,000 proceeds) subject to the August 2016 Purchase Agreement that remain to be closed upon.

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

In April 2014, we enrolled the first patient in a Phase I/II clinical trial of onapristone in men with advanced castration-resistant prostate cancer, or CRPC, after failure of abiraterone or enzalutamide. This study is currently being conducted at three sites in the United Kingdom, led by the Royal Marsden NHS Foundation Trust in London. The randomized, open-label trial is designed to evaluate the safety and anti-cancer activity of onapristone in the defined patient population. The Phase I component of the study evaluated onapristone extended-release tablet formulations in five dose levels (10-50 mg, twice daily) in patients with prostate cancer and has completed enrollment. The protocol has been amended to study the combination of onapristone plus abiraterone in a Phase I setting with an expansion phase. In addition, the protocol also includes a Phase II cohort of patients that will be enrolled to gain additional understanding of the onapristone as a potential treatment in men with CRPC. The Phase II aspect of the study includes a component that will evaluate the combination of onapristone plus Zytiga® (abiraterone acetate) in men who have had evidence of progression of disease while on abiraterone acetate. The ongoing phase 2 clinical trial evaluating the combination of onapristone plus abiraterone acetate has completed the lead-in phase at 30 mg BID of onapristone plus “full dose” abiraterone acetate (5 patients) and the independent data review committee (DRC) found the combination safe and recommended moving forward with the 50 mg BID onapristone dose. The onapristone 50 mg BID plus “full dose” abiraterone acetate cohort is currently accruing patients in the UK and US. It is anticipated that the DRC will have safety data from first group of patients (approximately 6 patients) treated at the 50 mg BID dose of onapristone in combination with abiraterone acetate for review in October 2016. Another component of this Phase II aspect of the study will further evaluate the safety profile and potential anti-cancer activity of single agent onapristone in men with advanced CRPC after failure of abiraterone or enzalutamide. Screening of patients under the amended study protocol began in the first quarter of 2016 and the Phase II study will include approximately 75 patients.

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

•	AR-12 and analogues – AR-12 was initially being developed as an orally available agent which demonstrated to inhibit multiple different kinase targets. We believe AR-12 may also cause malignant cell death through the induction of stress in the endoplasmic reticulum and recent work has demonstrated that AR-12 inhibits various molecular protein chaperones including GRP78, HSP70, HSP90 and HSP27. We have completed a Phase I clinical trial of AR-12 in adult patients with advanced or recurrent solid tumors or lymphoma using the original non optimized formulation of AR-12. Subsequently, an improved formulation of AR-12 that has been shown to substantially increase bioavailability in preclinical models has been developed. Based on additional pre-clinical research conducted on AR-12, we are currently pursuing various opportunities with the potential for securing non-dilutive funding, via government and philanthropic agency grants and contracts, for further research into the potential use of AR-12 as an anti-microbial agent. In April 2015, the EMA granted two orphan drug designations for AR-12 for the treatment of cryptococcosis and tularaemia. Cryptococcosis is an infectious disease of the lungs caused by the fungus Cryptococcus neoformans and is one of the most common life-threatening fungal infections in people with AIDS. Tularaemia is an infection which can be spread from animals to humans that is caused by the bacterium Francisella tularensis and is a Category A Priority Pathogen on the National Institute of Allergy and Infectious Disease (NIAID) list of Biodefense and Emerging Infectious Diseases. A CRADA is in place with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) for the evaluation of AR-12 and analogues against pathogens of biodefense interests. Other analogues of AR-12 such as AR-13 are being investigated for activity against certain microbial pathogens through a number of collaborations.

•	AR-42 – AR-42 is being developed as an orally available, broad spectrum inhibitor of both histone and non-histone deacetylation proteins, or Pan-DAC, which play an important role in the regulation of gene expression, cell growth and survival. AR-42 recently completed an investigator-initiated dose escalation clinical study with an expansion phase in adult subjects with relapsed or refractory hematological malignancies (multiple myeloma, chronic lymphocytic leukemia (CLL), or lymphoma) and solid tumors. The recommended Phase II dose, or RP2D, in patients with hematological malignancies has been determined and the expansion phase of the program has been completed. The protocol has been amended to include a separate solid tumor dose escalation cohort and expansion phase. The solid tumor component of the study has been completed. We also supported an investigator initiated Phase I study of AR-42 in combination with decitabine in patients with hematological malignancies that was initiated during the third quarter of 2013. The FDA has granted two orphan drug designations for AR-42 for the treatment of meningioma and the treatment of schwannoma of the central nervous system. Meningioma and schwannoma are rare, benign tumors that can present in different locations within the brain and the spinal cord and may cause substantial morbidity for those affected individuals. Additionally, AR-42 has been granted three orphan drug designations by the European Medicines Agency, or EMA, for the treatment of neurofibromatosis type 2 (NF2), the treatment of meningioma and the treatment of schwannoma. NF2 is a rare genetic disorder characterized by the growth of noncancerous tumors in the brain and spinal cord, juvenile cataracts, and neurofibromas of the skin. Additional investigator sponsored clinical trials of AR-42 are currently underway or being planned. Preclinical data indicates that AR-42 may be additive/synergistic with certain immuno-oncology therapeutic targets and additional preclinical investigations are underway to determine the best developmental path for these potential combination therapies.

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

Results of Operations

General and Administrative Expenses. G&A expenses for each of the three month periods ended September 30, 2016 and 2015 were approximately $1.1 million and $1.1 million, respectively. Spending was flat for the third quarter of 2016 over the same period in 2015.

G&A expenses for each of the nine month periods ended September 30, 2016 and 2015 were approximately $3.7 million and $3.8 million, respectively. The decrease of approximately $0.1 million for the nine months of 2016 over the same period in 2015 is primarily the result of decreased compensation expense.

Research and Development Expenses. R&D expenses for each of the three month periods ended September 30, 2016 and 2015 were approximately $1.1 million and $1.8 million, respectively. The decrease of approximately $0.7 million for the third quarter of 2016 compared to the same period in 2015 is primarily due to a decrease in spending for our lead product candidate, onapristone and general research and development. Total direct onapristone development costs for the quarter ended September 30, 2016 were approximately $0.6 million compared to approximately $1.0 million for the quarter ended September 30, 2015. This decrease of approximately $0.4 million over the same period of 2015 is primarily due to decreased spending on onapristone’s clinical trials of $0.3 million and non-clinical research activities of $0.1 million. The company also incurred lower compensation costs of $0.1 million in 2016 over the same period of 2015.

R&D expenses for the nine month periods ended September 30, 2016 and 2015 were approximately $4.7 million and $6.9 million, respectively. The decrease of approximately $2.2 million for the nine months of 2016 compared to the same period in 2015 is primarily due to a decrease in spending for our lead product candidate, onapristone and general research and development. Total direct onapristone development costs for the nine months ended September 30, 2016 were approximately $3.3 million compared to approximately $4.5 million for the nine months ended September 30, 2015. This decrease of approximately $1.2 million over the same period of 2015 is primarily due to decreased spending on onapristone’s clinical trials of $0.2 and non-clinical research activities of $1.0 million. The company also incurred lower compensation costs of $0.6 million in 2016 over the same period of 2015.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing of clinical supplies, clinical trial services provided by third parties and milestone payments for in-licensed technology for each of our product candidates for the three and nine month periods ended September 30, 2016 and 2015, as well as the cumulative amounts since we began development of each product candidate through September 30, 2016. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to specific development programs (the amounts stated are expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amounts during
	2016	2015	2016	2015	development

Onapristone	$649	$1,021	$3,278	$4,459	$35,065
Other R&D Projects	124	367	428	877	26,317
Unallocated R&D	343	405	1,010	1,579	17,150
Total	$1,116	$1,793	$4,716	$6,915	$78,532

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

Interest Income. Interest income for the three months ended September 30, 2016 and 2015 was $904 and $530 respectively. The increase in interest income compared to the same period in 2015 is primarily due to higher average cash balances held during 2016 compared to the same period of 2015.

Interest income for the nine months ended September 30, 2016 and 2015 was $3,889 and $7,625 respectively. The decrease in interest income compared to the same period in 2015 is primarily due to lower average cash balances held during 2016 compared to the same period of 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 and 2015 was $214 and $349 respectively. The decrease in interest expense in 2016 over 2015 is the result of lower interest expense on capitalized leases.

Interest expense for the nine months ended September 30, 2016 and 2015 was $14,982 and $1,139 respectively. The increase in interest expense in 2016 over 2015 is the result of interest expense and amortization of financing costs associated with convertible notes issued in October, 2015.

Other Income (Expense). Other expense for the three months ended September 30, 2016 was approximately $1.6 million compared to other income of approximately $2.2 million for the three months ended September 30, 2015. The change in 2016 over 2015 is related to noncash adjustments to the warrant liability primarily driven by increased number of warrants outstanding partly offset by $0.4 million of proceeds from the sale of AR-67 preclinical and clinical data package.

Other expense for the nine months ended September 30, 2016 was approximately $1.3 million compared to other income of approximately $3.2 million for the nine months ended September 30, 2015. The change in 2016 over 2015 is related to noncash adjustments to the warrant liability primarily driven by lower valuation price per warrant outstanding partly offset by $0.5 million of proceeds from the sale of AR-67 preclinical and clinical data package.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and December 31, 2015 and our net changes in cash and cash equivalents for the three and nine months ended September 30, 2016 and 2015 (the amounts stated are expressed in thousands):

	Sepember 30,	December 31,
Liquidity and capital resources	2016	2015

Cash and cash equivalents	$2,124	$67
Working capital	800	(3,903)
Stockholders' deficit	(5,714)	(8,624)

	Nine Months Ended September 30,
Cash flow data	2016	2015

Cash used in:
Operating activities	$(5,475)	$(7,823)
Investing activities	-	-
Financing activities	7,532	(2)
Net increase/(decrease) in cash and cash equivalents	$2,057	$(7,825)

Our total cash resources as of September 30, 2016 were approximately $2.1 million compared to approximately $0.1 million as of December 31, 2015. As of September 30, 2016, we had approximately $8.1 million in liabilities (of which approximately $6.5 million represented non-cash derivative liabilities), and a net working capital of approximately $0.8 million. We realized net loss of approximately $9.7 million and had negative cash flow from operating activities of $5.5 million for the nine months ended September 30, 2016. As we continue to develop our product candidates, we expect to incur substantial and increasing losses, which will continue to generate negative net cash flows from operating activities as we expand our technology portfolio and engage in further research and development activities, particularly the conduct of additional pre-clinical studies and clinical trials.

From inception through September 30, 2016, we have financed our operations through private sales of our equity and debt securities.  As we have not generated any revenue from operations to date, and we do not expect to generate revenue for several years, if ever, we will need to raise substantial additional capital in order to continue to fund our research and development, including our long-term plans for clinical trials and new product development, as well as to fund operations generally.  We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements.  We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

On August 15, 2016, we entered into a Securities Purchase Agreement with certain purchasers pursuant to which we agreed to issue and sell in a private placement 8,501,421 units of our securities at a price of $0.35 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one-half share (rounded to the nearest whole share) of common stock at an exercise price of $0.4375 per share. On August 15, October 4 and November 4, 2016 we closed on the sale of a total 7,787,136 units, resulting in total gross proceeds to us of approximately $2.7 million. There are 714,285 units ($250,000 proceeds) subject to the August 2016 Purchase Agreement that remain to be closed upon.

Based on our current development plans, we believe our existing cash resources, including approximately the $3.0 million proceeds received, or that will be received, pursuant to the August 2016 securities purchase agreement, are sufficient to fund our operations into January 2017. We are therefore in immediate need of additional capital to fund its continuing operations beyond such period. Further, we will need substantial additional capital in order to complete the development and obtain regulatory approval of our product candidates, if ever. Based on the various options for future clinical studies of onapristone, AR-12 and AR-42, our projected cash needs are difficult to predict. In addition, there are other factors which may also cause our actual cash requirements to vary materially, including changes in the focus and direction of our research and development programs; the acquisition and pursuit of development of new product candidates; competitive and technical advances; costs of commercializing any of the product candidates; and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to continue development and regulatory approval of our products, and we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would likely have a material adverse effect on our business and may result in a loss of your entire investment in our common stock.

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

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2016.

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

In August 2016, the FASB issued an update to Statement of Cash Flows (Topic 230). Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance in the presentation and classification of eight specific cash flow issues in the statement of cash flows. ASU 2016-15 will take effect for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the potential impact of adopting this standard on its financial statements.

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

We are in immediate need of additional financing to fund our continuing operations beyond January 2017, and substantial additional capital in order to complete the development of any of our product candidates. If we are unable to obtain such additional capital, we will be forced to delay, reduce or eliminate our product development programs and may be forced to cease our operations altogether.

We are in immediate need of additional capital to fund our operations. As of September 30, 2016, we had approximately $2.1 million in cash and cash resources, and a net working capital of approximately $0.8 million. During the year ended December 31, 2015 and the nine months ended September 30, 2016, we had negative cash flow from operating activities of $10.0 million and $5.5 million, respectively, and we expect our negative cash flows from operations to continue for the foreseeable future. Including the $3.0 million of proceeds received, or that will be received, from our August 2016 Purchase Agreement, we believe that our existing capital is only sufficient to fund our operations into January 2017 based on the current plan of expenditure on continuing development of the current product candidates. We are therefore in immediate need of additional capital. Further, beyond funding our basic corporate activities, we require substantial additional funds to support our continued research and development activities, and the anticipated costs of preclinical studies and clinical trials, regulatory approvals and eventual commercialization.

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

Pursuant to an Asset Purchase Option Agreement dated March 21, 2016, as amended, between the Company and Vivacitas Oncology Inc. (“Vivacitas”), on September 30, 2016, the Company sold all of its rights to the remaining assets related to the Company’s former AR-67 development program, which the Company had terminated in early 2012.  Such assets consisted primarily of pre-clinical and clinical data, regulatory documentation and correspondence and certain intellectual property and know-how.  In consideration for these assets, Vivacitas paid the Company $500,000.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.1	Form of Series F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 16, 2016).

10.1	Securities Purchase Agreement Form of Securities Purchase Agreement dated August 15, 2016, among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 16, 2016).

10.2	Registration Rights Agreement dated August 15, 2016, among the Company and the Holders identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 16, 2016).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through September 30, 2016, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARNO THERAPEUTICS, INC.

Date: November 14, 2016	By:	/s/ Alexander A. Zukiwski
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Arno Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015 (iii) Condensed Statement of Stockholders’ Deficit for the period from January 1, 2016 through September 30, 2016, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (v) Notes to Condensed Financial Statements.